Form 10-K
period 2021-12-31
Mercato Partners Acquisition Corp
filed 2022-04-15
CIK 1853436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41017

MERCATO PARTNERS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-2230021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2750 E. Cottonwood Parkway Suite #500 Cottonwood Heights, Utah	84121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 220-0055

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant Class A Common Stock, par value $0.0001 per share	MPRAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MPRA	The Nasdaq Stock Market LLC
Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MPRAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s units began trading on the Nasdaq Global Market on November 3, 2021, and the registrant’s shares of Class A common stock and warrants commenced trading on the Nasdaq Global Market on December 27, 2021.

As of April 11, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation;

•	“board” are to our board of directors;

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“directors” are to the current directors and director nominees named in this report;

•

“equity-linked securities” are to any debt or equity securities that are convertible into, or exchangeable or exercisable for, shares of Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

•

“Extension Period” are to the three-month extension period that we have beyond 15 months if we extend the period of time to consummate a business combination, subject to our sponsor depositing additional funds into the trust account, pursuant to our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company as described in more detail in this report;

•

“founder shares” are to the shares of our Class B common stock initially purchased by our sponsor in a private placement, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“initial stockholders” are to the holders of our founder shares;

•	“IPO” are to our initial public offering, consummated on November 8, 2021;

•	“management” or our “management team” are to our directors and officers;

•	“Mercato” are to Mercato Management, LLC;

•	“Note” are to the promissory note, dated as of March 4, 2021, by and between the Company and the sponsor;

•

“private placement warrants” are to the warrants issued to our initial stockholders in a private placement simultaneously with the closing of our IPO, which private placement warrants are identical to the warrants sold in our IPO, subject to certain limited exceptions described in the registration statement in connection with our IPO;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•

“public warrants” are to our redeemable warrants included in the units in our IPO (whether they are purchased in our IPO or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or its permitted transferees;

•	“sponsor” are to Mercato Partners Acquisition Group, LLC, a Delaware limited liability company; and

•	“underwriter” are to BofA Securities, Inc., the underwriter of our IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an attractive target business or businesses;

•	our ability to complete our initial business combination on attractive terms, or at all;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating some of their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	actual and potential conflicts of interest relating to our management team, sponsor or directors or any of their respective affiliates;

•	our ability to draw from the support and expertise of affiliates of our sponsor;

•	our potential ability to obtain additional financing to complete our initial business combination on attractive terms, or at all;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our management team to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Overview

We are a newly incorporated blank check company incorporated in Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this report as our initial business combination. We have not selected any potential business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target. Mercato Management, LLC, a technology and branded consumer products focused private investment firm, is our advisor and an affiliate of our sponsor, Mercato Partners Acquisition Group, LLC. We intend to capitalize on the ability of our management team and the broader Mercato Partners platform to identify, acquire and operate a business in either the technology or branded consumer products sector that possesses the suitable characteristics to achieve attractive long-term risk adjusted returns, though we reserve the right to pursue an acquisition opportunity in any business or industry.

Mercato is an Intermountain-based private equity firm focusing on growth and expansion-stage companies operating in the technology and branded consumer products sectors in the middle market across underserved regions of the United States. Founded in 2007, Mercato has successfully raised eight funds across four different strategies, including four growth equity funds (“Traverse”), a venture capital fund (“Prelude”), a direct secondary fund (“Alpha”), and two food & beverage buyout funds (“Savory”). Across the Traverse funds, Mercato has invested an aggregate of $441.3 million in 33 platform companies and achieved a pooled net return of 33.8% on its investments between October 2007 and December 2021. Mercato is currently investing from its 2021 vintage growth fund, Mercato Partners Traverse IV, which had raised $267 million in committed capital through February 2022. Mercato Traverse portfolio company revenues grew at a weighted average 46.0% compounded annual rate from 2007 through 2021. As of fiscal year end 2021, Mercato’s Traverse portfolio included $1.0 billion in assets under management and has achieved a 67% year-to-date growth in revenue. For 15 years, Mercato’s funds have built significant portfolio appreciation in the middle market with its disciplined investment practice and adherence to a sound strategy.

We believe Mercato has developed distinct advantages in sourcing attractive investment opportunities by focusing on these geographies that have historically been characterized by less efficient capital markets. Mercato strives to prioritize regions based on multiple identifiers including favorable population dynamics, well-educated workforces and entrepreneurial cultures that are disproportionately overlooked by other investors. We believe these underserved, but high-growth regions present opportunities for investors who can build trusting relationships with nimble, disruptive companies to efficiently deploy capital. Key to the Mercato strategy is forming a collaborative relationship with the existing management team and providing the guidance, resources and playbook to navigate through a stage of rapid growth to expand and enhance the company.

Traverse, Mercato’s growth equity practice, seeks minority investment opportunities in market-leading companies within the technology and branded consumer products sectors that are located in underserved geographies with a large set of growth-stage companies and a limited number of local institutional growth investors. Traverse currently considers Arizona, Colorado, Idaho, Nevada, New Mexico, Oregon, and Utah (collectively, “Intermountain”), Illinois, Indiana, Michigan, Minnesota, Missouri, Ohio, Pennsylvania, and Wisconsin (“Midwest”), Southern California and Texas as underserved geographies. Through experience, Traverse has developed playbooks and engagement methodologies to collaborate with founders and employees that are highly skilled yet have limited working experience in high-growth environments. Traverse leverages these playbooks to drive organic growth through the implementation of strategies in five growth-stage-specific disciplines: sales execution, marketing message refinement, human capital enablement, customer value expansion and enhanced strategic leadership. Traverse aims to fill a void in the marketplace for high-growth companies seeking both growth capital and the tools necessary to achieve additional acceleration and scale. We intend to leverage the Traverse team and its investment strategy and operational expertise for our target company search, acquisition and operation.

The regions from which Traverse sources investment opportunities possess a number of compelling characteristics in comparison to California and New York. First, Traverse has found that research universities and Fortune 500 companies produce both founders and highly skilled employees for growth-stage companies. For instance, according to CARNEGIE CLASSIFICATION OF INSTITUTIONS OF HIGHER EDUCATION ®, the Midwest and Intermountain regions represent 19.8% and 8.4% of the total research universities and 28.2% and 4.4% of the Fortune 500 companies in the United States, respectively. These figures compare favorably to both California and New York, which each account for 8.4% of the research universities and 10.6% and 10.8% of the Fortune 500 companies in the United States, respectively. Furthermore, highly skilled workers in these markets are generally less expensive, enabling companies to be more capital efficient. According to a CB Insights Cost of Living Index, the annual salary of an engineer in Colorado, Chicago, Texas and Utah are 58%, 64%, 52% and 50%, respectively, compared with a similar position in the Bay Area. Despite these factors, California has been the recipient of an inordinate percentage of growth-stage venture funding, accounting for 56.7% of Series B or later financings between 2018 – 2020 while the Intermountain, Midwest and Texas markets reached 3.1%, 6.4% and 2.5%, respectively, according to Pitchbook Data, Inc.

The Traverse growth equity practice is managed by Mercato’s co-founder, Dr. Greg Warnock, and two directors, Mr. Ryan Sanders and Mr. Joe Kaiser. They are supported by an investment team of over 20 professionals with decades of combined experience in sourcing, evaluating, managing and profitably harvesting equity investments. This experience includes a long history of active involvement and strategic decision making as members of the board of directors for high-growth companies. In addition, the educational background of the team enables Traverse to refine its investment practice through the selective application of best practices, lessons learned, proven theories and innovative strategies gleaned from academic research. We believe that Mercato, and in particular its Traverse growth equity practice, possesses key insights and a strong network of relationships and deep industry knowledge that will provide us insight and access to potential acquisition targets that fall outside the Traverse investment strategy, either due to the size, sector and/or stage of development.

Our sponsor, Mercato Partners Acquisition Group, LLC, is controlled by Bullfrog Bay Trust (a family trust managed by the wife and two adult sons of Dr. Warnock, our Chief Executive Officer and Chair of our board). As a result, we intend to appropriately leverage the full capabilities of the Mercato brand and its Traverse practice, and we expect to have access to their team, deal prospects and network, along with any necessary resources to aid in the identification, diligence and operational support of a target for our initial business combination.

Initial Public Offering

On November 8, 2021, we consummated our IPO of 20,000,000 units (“Units”) and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 3,000,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-half of one redeemable warrant of the Company (the “public warrants”), with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000, which includes the gross proceeds received from the Units issued to the underwriter upon full exercise of its over-allotment option.

Simultaneously with the closing of our IPO, we completed the private sale of 9,000,000 warrants and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 1,050,000 warrants (collectively, the “private placement warrants”), at a purchase price of $1.00 per private placement warrant (the “Private Placement”), to our sponsor, generating gross proceeds to the Company of $10,050,000.

Of the aggregate gross proceeds of $240,050,000, a total of $233,450,000, which includes $8,050,000 of deferred underwriting fees, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management team is led by Dr. Greg Warnock, our Chief Executive Officer and Chair of our board, and Mr. Scott Klossner, our Chief Financial Officer and Secretary. Collectively, management has more than 70 years of operational, financial, investment, transactional and corporate development experience. We must complete our initial business combination by February 8, 2023, which is 15 months from the closing of our IPO (or by May 8, 2023, if we extend the period of time to consummate a business combination by three months, subject to our sponsor depositing additional funds into the trust account). If our initial business combination is not consummated within the allotted time, then our existence will terminate, and we will distribute all amounts in the trust account.

Competitive Strengths

We have assembled a multidisciplinary, highly-integrated and experienced organization with a team approach to investment and management decisions that is enhanced by our association with Mercato and its Traverse growth equity practice. Our management team possesses a combination of expertise in sales execution, strategic organizational development and capital optimization for growth. Our management team believes these synergistic competencies will enable us to source attractive investment opportunities, influence performance and provide strategic direction to growth-stage companies. Furthermore, our ability to leverage Mercato’s value-add performance team extends our expertise in driving organic growth through sales, marketing, human capital, customer value and leadership competencies.

Business Strategy

Our acquisition strategy will begin with a multi-faceted and proactive approach to identifying potential target businesses, which we believe is complementary to the value-creating capabilities and strengths of Mercato. Specifically, we plan to seek investment opportunities in geographies that lack adequate resident sources of growth capital yet possess a breadth of dynamics to cultivate an entrepreneurial environment capable of supporting high-growth companies at scale. Key identifiers include the presence of research universities, Fortune 500 companies and a network of early-stage venture investors as well as a young and well-educated workforce and a local government that is generally supportive of business founders and growth. Regions that we believe meet these criteria today include: the Intermountain, Midwest, Southern California and Texas.

Within these geographies, we will seek to identify companies with specific characteristics that we see as drivers of sustainable, long-term growth. The attributes that we will seek include: a compelling revenue growth rate; profitable unit economics; disruptive technology or business model; and a growth mindset among the company’s leadership team.

•

Revenue growth rate. We will focus on companies that have a compound annual growth rate of 25% or more over the past 24 months. Within this growth rate, we are attuned to both new customer acquisition as well as customer retention and/or customer repurchase rates. We believe that a strong combination of these two identify companies that both articulate and deliver on a unique value proposition. Further, data supports the importance of revenue growth on investment outcomes. According to a January 2019 report from Cambridge Associates titled “Growth Equity: Turns Out, It’s All About the Growth”, companies that achieved a compound annual growth rate of 20% or more of revenue during the investment holding period achieved a multiple on invested capital of 3.0x or more 38.9% of the time, 2.0 – 3.0x in 27.0% of investments, 1.0 – 2.0x in 24.6% of investments while achieving 1.0x or less in 9.5% of investments. Companies that achieved a compound annual growth rate of 10 – 20% achieved a multiple on invested capital of 3.0x or more 21.6% of the time, 2.0 – 3.0x in 32.4% of investments, 1.0 – 2.0x in 31.1% of investments, and below 1.0x in 14.9% of investments. Likewise, for companies that achieved a compound annual growth rate between 0 – 10%, the comparable figures are 17.9%, 23.2%, 39.3% and 19.6%.

•

Profitable unit economics. High-growth companies frequently incur short-term negative net income as a result of scaling initiatives. These companies generally reach sustained profitability as a result of compelling unit economics. As a result, we will seek to identify a target company with an established and sustainable business model. We believe that profitable unit economics enable companies to balance operating and free cash flow with ongoing investments in areas that will accelerate growth.

•	Disruptive technology or business model. We will aim to identify and fund an industry challenger.

•

Growth mindset. The successful business leaders of companies in the Traverse portfolio possess a “hungry and humble” mindset. This balance enables company leaders to thoughtfully yet courageously build disruptive, high-growth businesses without the risk of agency-owner misalignment.

Based on operational and investment experience with companies in underserved regions, Traverse has purposefully developed a series of operational playbooks that it has found to be most impactful on high-growth companies in these geographies. The team has demonstrated domain expertise in accelerating sales, establishing marketing positioning, optimizing human capital at scale, developing customer value, and supporting strategic leadership. We believe the following disciplines have the potential to significantly influence the value and performance of our target through accelerated revenue growth and return on investment-based company objectives.

•

Accelerate sales. We plan to employ three main components of Traverse’s sales acceleration methodology. First, we will seek to ensure the presence of stage-specific sales leadership that coaches, manages and leads via a culture of performance. We, likewise, will seek to establish internal recruiting, training and retention playbooks to create a well-organized team near and long-term alignment of interests. Secondly, we will collaborate with the target to deploy the instrumentation to track key performance indicators and drive predictable quota attainment. Finally, we will help identify expanding market opportunities and explore new revenue streams through product and geographic expansion and channel development.

•

Establish market position. We plan to enable our target to effectively communicate their “why” with a clear vision and consistent brand. We intend to help the target maintain a coherent online presence, develop a content creation strategy and establish best communication practices. We believe this will allow our target to create more predictable demand generation programs and a robust suite of metrics to quantify return on marketing spend, further aligning its sales and marketing goals.

•

Optimize human capital at scale. Human capital for high-growth companies in underserved geographies can become an unintended hindrance on scaling. Efficient scaling of these companies in these regions requires an understanding of which positions to hire locally and train versus recruit nationally and possibly relocate. We have developed methodologies to assist the target company with this challenge and heighten its employer brand through compensation and retention strategies. This includes helping institutionalize a team building model that establishes formal onboarding and training programs to ensure repeatable target performance and culture creation, along with intentional compensation setting across cash, equity and non-remunerative incentives.

•

Enhancing customer value. We believe we can help our target unlock value by systematically speaking with customers. Our ability to perform market research and understand the customer’s perspective, value proposition, use case, TAM expansion requirements, retention proclivity and pricing sensitivity will allow us to implement revenue retention and expansion best practices. We believe our customer engagement frameworks unlock key customer insights.

•

Developing strategic leadership. We believe we can further unlock value by enabling strategic leadership. We will strive to help establish best practices, install independent oversight and provide management coaching to uncover value-add opportunities, and maintain and empower bold leadership cultures with active data-driven decision making capabilities to guide the target towards accretive outcomes. By developing the existing team of our target, we hope to enhance the culture that has led to the company’s success prior to our involvement. Through our board participation, we will allow our target to draw on our collective experience as investors, operators, consultants, attorneys and investment bankers to provide influential value-add in the boardroom.

Mercato has sourced a significant number of portfolio companies through entrepreneurial relationships and private equity contacts in its historical target geographies, which include the Intermountain Region, Midwest and Texas. We believe that these markets present a compelling opportunity for a business combination for us as each represents 5.9%, 12.7% and 7.6%, respectively, of total SPAC transactions as of September 2020. We plan to target many of these same geographies and to leverage Mercato’s reputation and experience to identify potential target companies that fall outside of Traverse’s specific investment strategy.

Additionally, we intend to pursue proactive sourcing efforts involving market research and a structured digital stage-gating process. Our management team and directors have vast experience identifying, evaluating and executing investment opportunities. We plan to utilize our direct access to a broad network of company executives, private equity funds, consultants, attorneys, accountants, investment bankers, business brokers and analysts who may help to identify potential target companies. Our management team communicates with these relationships to articulate the parameters of our search for a target company and a potential business combination and has begun the process of pursuing and reviewing promising leads.

Our management team’s broad network of relationships has been developed and cultivated over decades of success as demonstrated by its:

•	track record of creating and growing successful companies;

•	combined experience of over 70 years in private equity, M&A/restructuring advisory, asset management, and corporate development;

•	experience in identifying, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•	ability to strengthen and advise management teams as they accelerate growth and scale profitably; and

•	experience in executing transactions under varying economic and financial market conditions.

Acquisition Principles

Consistent with our acquisition strategy, we have identified the following principles and criteria that we believe are important in evaluating prospective target businesses. We plan to utilize our experience and general principles outlined below when evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these principles and criteria. Our general principles include:

•

Identify market-leading companies with a high-growth trajectory and a track record of organic growth. We plan to seek nimble, disruptive companies with demonstrated growth driven by product leadership and excellent customer service, which we believe create a natural barrier to entry for competitors. Consistent with our strategy, we plan to focus on underserved companies in historically overlooked geographies, as well as under-promoted companies that are selective about their partners and investors.

•

Identify opportunities where we can cultivate and focus on accelerating growth. We believe that companies with a track record of growth, stable products, loyal customers and proven management teams are well positioned to accelerate further growth through well-executed channel programs. This transition from a purely direct sales model to an omnichannel-based sales model can provide more cost-effective and rapid sales growth. We believe that investing in these initiatives translates into growth, expanded margins and investor returns. Branded consumer products companies use growth-capital investments to expand product lines and increase customer awareness. Product extensions can provide immediate revenue inflection and can be accretive to a brand’s image and value. In addition, companies with emerging brands often unearth compelling collaboration and partnership opportunities. We will seek a target with revenue inflection, where our value-added approach can be most effective.

•

Execute extensive due diligence to determine potential for market leadership. We expect our due diligence process to involve an in-depth analysis of the target’s industry size and long-term growth prospects, including: demand elasticity, competitive positioning and barriers to entry; a strategic, operational and technical review; and an analysis of downside protection and alternative channels through which we can realize value. We plan to engage in customer conversations and may engage outside firms in primary research involving customers, distributors, regulations, channel partners, collaborators and competitors. We believe our process, supported by marketing experience, will assist us in more accurately predicting the success of product extensions and vertical market penetration. Our team will leverage this increased predictive ability together with its own judgment and research to improve target company selection.

•

Conduct thorough analysis on areas of improvement to accelerate sales profitability. We seek to acquire a cash-efficient businesses with minimal product or market adoption risk. As part of the diligence process, we plan to examine the profitability of the company’s sales organization. Depending on the sector and stage of the company, we plan to determine the cost of customer acquisition relative to the revenue potential and compare the data against peers and industry benchmarks. We believe that companies that demonstrate strong sales profitability are best positioned to use capital for growth initiatives and revenue development.

•

Seek a culture of growth in partnership with the management team. We believe a key to success in most growth-stage companies lies in the ability of the management team to identify an accessible market opportunity, develop applications of existing products to capture the market opportunity and optimize a sales program through effective execution. In the evaluation and due diligence process, we plan to assess the target company’s management team’s experience, relevant domain knowledge, leadership skills, flexibility and harvest experience. Specific analysis will be targeted on the depth of the team’s understanding of customer behavior, market dynamics, channel development, marketing and demand drivers and sales execution. We plan to identify this market sensitivity and sales competency through interviews, reference calls and the quality of thought and planning behind the business strategy.

These general principles are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general principles or other guidelines and characteristics, as well as other considerations, factors and criteria that we may deem relevant.

Initial Business Combination

As required by Nasdaq rules, our initial business combination must be approved by a majority of our independent directors. So long as we obtain and maintain a listing for our securities on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the “80% of fair market value test.” If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy the 80% of fair market value test. Our board will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board will rely on generally accepted standards, our board will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed initial business combination will include such opinion.

We may pursue an acquisition opportunity jointly with our sponsor, or one or more of its affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all common stock issued and outstanding plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-transaction company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. To help facilitate this evaluation, we will rely on input from our management team, sponsor and directors, including third party diligence providers if and as necessary.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually identified nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriter or other advisors. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

We are not prohibited from pursuing our initial business combination with a business combination target that is affiliated with our management team, sponsor or directors or from making the acquisition through a joint venture or other form of shared ownership with our management team, sponsor or directors or their respective affiliates. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our management team, sponsor or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors may, directly or indirectly, own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

Each of our officers and directors presently has, and/or in the future may have, additional, fiduciary or contractual duties or obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such business combination opportunity to such entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same; however, we do not expect that these duties or obligations will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination. In addition, we may pursue an Affiliated Joint Acquisition (as defined below) opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

None of our officers or directors has any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to the officer or director specifically in his or her capacity as an officer or director of the company and after the officer or director has satisfied his or her contractual and fiduciary obligations to other parties. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Mercato, our sponsor, officers, and directors may sponsor, form, or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such company may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates; however, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers, and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

We have assembled a multidisciplinary, highly-integrated and experienced organization with a team approach to investment and management decisions that is enhanced by our association with Mercato and its Traverse growth equity practice. Our management team possesses a combination of expertise in sales execution, strategic organizational development and capital optimization for growth. Our management team believes these synergistic competencies will enable us to source attractive investment opportunities, influence performance and provide strategic direction to growth-stage companies. Furthermore, our ability to leverage Mercato’s value-add performance team extends our expertise in driving organic growth through sales, marketing, human capital, customer value and leadership competencies.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $225,400,000, assuming no redemptions and after payment of up to $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for the aforementioned purposes or redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Members of our management team, sponsor and directors are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with us. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of our initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account). The fair market value of the target or targets will be determined by our board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of fair market value test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our key personnel will remain with the post-transaction company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will either be equal to or in excess of 20% of the number of shares of common stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial securityholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;

•	the risk that the stockholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares or public warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial stockholders, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.15 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting fees we will pay to the underwriter. However, the per share redemption amount received by public stockholders could be less than the $10.15 per public share initially held in the trust account due to claims of creditors. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares included in the Units sold in our IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares included in the Units sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares included in the Units sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights or a Tender Offer

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 8, 2023, which is 15 months from the closing of our IPO (or by May 8, 2023, if we extend the period of time to consummate a business combination by three months, subject to our sponsor depositing additional funds into the trust account).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the time of 15 months from the closing of our IPO or during the Extension Period to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, and our warrants will expire worthless if we fail to complete our initial business combination within 15 months from the closing of our IPO or the Extension Period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months from the closing of our IPO or the Extension Period. However, if they acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 15 months from the closing of our IPO or the Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or the Extension Period, unless, in each case, we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,200,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amount of funds in the trust account to below (1) $10.15 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of taxes payable, except as to any claims by a third party (including such target business) that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity or contribution of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.15 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, in each case net of taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.15 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,200,000 from the proceeds of and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of our IPO or the Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of our IPO or the Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 15 months from the closing of our IPO or the Extension Period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (1) $10.15 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in value of the trust assets, in each case net of taxes payable and will not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or the Extension Period or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting, and, if they do vote, independent of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001, either prior to or upon consummation of an initial business combination, after payment of the deferred underwriting commission, and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•

if our initial business combination is not consummated within 15 months from the closing of the or the Extension Period, then our existence will terminate and we will distribute all amounts in the trust account; and

•

prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 15 months from the closing of our IPO or the Extension Period or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholder meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Certain Potential Conflicts of Interest

None of our officers or directors has any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to the officer or director specifically in his or her capacity as a director or officer of the company and after the officer or director has satisfied his or her contractual and fiduciary obligations to other parties. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Each of our officers and directors presently has, and/or in the future may have, additional, fiduciary or contractual duties or obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such opportunity to such entity. Our amended and restated certificate of incorporation provides that any business opportunity offered to any of our officers or directors shall be presented to us only to the extent that such business opportunity is offered to such person solely in his or her capacity as our officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the officer or director is permitted to refer that opportunity to us without violating another legal obligation.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

There can be no assurance that these or other conflicts of interest with the potential for adverse effects on us and holders of our securities will not arise.

Limitations on Our Access to Investment Opportunities Sourced by Our Officers and Directors

Each of our officers and directors presently has, and/or in the future may have, additional, fiduciary or contractual duties or obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such business combination opportunity to such entity. We do not believe, however, that these duties or obligations will materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

None of our officers or directors has any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to the officer or director specifically in his or her capacity as an officer or director of the company and after the officer or director has satisfied his or her contractual and fiduciary obligations to other parties. Any knowledge or presentation of such opportunities may therefore present conflicts of interest.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amount of funds in the trust account to below: (1) $10.15 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, in each case, net of taxes payable, except as to any claims by a third party (including such target business) that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity or contribution of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Facilities

We currently maintain our executive offices at 2750 E. Cottonwood Parkway, Suite 500, Cottonwood Heights, Utah 84121. The cost for this space is included in the $15,000 per month, until our initial business combination or our liquidation, fee that we pay an affiliate of our sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote substantially all of their time to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have filed a registration statement on Form 8-A covering our Units, Class A common stock and public warrants with the SEC to voluntarily register those securities under Section 12 of the Exchange Act and, accordingly, we have various reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within 15 months from the closing of our IPO or the Extension Period. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•

past performance by Mercato, our management team or their respective affiliates may not be indicative of future performance of an investment in us or of the future performance of any business we may acquire;

•

as the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

•

our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets;

•

we may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest;

•

our officers and directors will allocate some of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and may potentially have conflicts of interest in determining to which entity a particular business opportunity should be presented;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you will not be entitled to certain protections afforded to investors of many other blank check companies;

•

your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination;

•

you may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination;

•

the grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock;

•

the ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure; and

•

we may not be able to complete our initial business combination within 15 months from the closing of our IPO or the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants would expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Form S-1 dated October 13, 2021. Other than the risks described in the above-referenced Form S-1, the Company is subject to the following risks:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may materially and adversely affect us, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are and will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on, among other things, our ability to negotiate and complete our initial business combination.

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of SPACs being able to consummate their initial business combinations.

The ongoing military action between Russia and Ukraine could adversely affect our ability to identify a target and to complete our initial business combination.

On February 24, 2022, Russian military forces invaded Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•

blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and

•

blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

Any of the above mentioned factors could affect our ability to identify a target and to complete our initial business combination. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 2750 E. Cottonwood Parkway, Suite 500, Cottonwood Heights, Utah 84121. The cost for this space is included in the $15,000 per month, until our initial business combination or our liquidation, fee that we pay an affiliate of our sponsor for office space, utilities, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units commenced public trading on November 3, 2021 and are traded on the Nasdaq Global Market under the symbol “MPRAU”. On December 27, 2021, our Class A common stock and warrants began trading on the Nasdaq Global Market under the symbols “MPRA” and “MPRAW”, respectively.

(b) Holders

On March 28, 2022, there was one holder of record of our Units, one holder of record of our shares of Class A common stock, five holders of record of our shares of Class B common stock and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board at such time. In addition, our board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness or obtain other financing in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On November 8, 2021, the Company consummated our IPO of 20,000,000 Units and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 3,000,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

Simultaneously with the closing of our IPO, we completed the private sale of 9,000,000 private placement warrants and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 1,050,000 private placement warrants, at a purchase price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds to the Company of $10,050,000.

Of the aggregate gross proceeds of $240,050,000, a total of $233,450,000, which includes $8,050,000 of deferred underwriting fees, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO (or an additional three months beyond the initial 15 months, if the Company extends the period of time to consummate a business combination, subject to the Sponsor depositing additional funds into the trust account as described in more detail in the Registration Statement) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it has not completed its business combination within 15 months from the closing of the IPO or during the Extension Period, subject to applicable law. The net proceeds of our IPO and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 of this Form 10-K.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Mercato Partners Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on February 22, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2021 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.

Our sponsor is Mercato Partners Acquisition Group, LLC, a Delaware limited liability company. The registration statement filed in connection with our Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions (see Note 5), $7.0 million was for deferred underwriting commissions and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,000,000 warrants, at a price of $1.00 per private placement warrant to the sponsor, generating proceeds of $9.0 million.

In connection with the Initial Public Offering, the underwriter was granted an option (the “Over-allotment Option”) to purchase up to an additional 3,000,000 Units (“Over-allotment Units”) solely to cover over-allotments, if any, at an offering price of $10.00 per Over-allotment Unit. On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021, purchased 3,000,000 Over-allotment Units, generating gross proceeds of $30,000,000, and incurring additional offering costs of approximately $1.7 million, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million is payable to the underwriter for deferred underwriting commissions.

Simultaneously with the sale of the Over-allotment Units, on November 23, 2021, the Company consummated a second closing of the Private Placement of an aggregate of 1,050,000 private placement warrants, at a price of $1.00 per private placement warrant, with the sponsor. The second closing of the Private Placement generated additional aggregate gross proceeds of $1,050,000. The private placement warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, if held by the sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination.

Upon the closing of the Initial Public Offering, over-allotment and the Private Placement, $233.45 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“trust account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Our business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will provide its holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a business combination or conduct a tender offer will be made by us, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account (initially at $10.15 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the public shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes in redemption value immediately. The changes in redemption value are recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While redemptions cannot cause our net tangible assets to fall below $5,000,001, all of the public shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If we seek stockholder approval in connection with a business combination, the holders of the founder shares prior to this Initial Public Offering (the “initial stockholders”) agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering in favor of a business combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination. In addition, we agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of the sponsor.

Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of us.

The sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to provide for the redemption of its public shares in connection with a business combination or to redeem 100% of its public shares if we do not complete a business combination, unless we provide the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment. Any such payments would be made in the form of a loan.

We will have 15 months from the closing of the Initial Public Offering, or February 8, 2023, to consummate an initial business combination. However, if we anticipate that it may not be able to consummate the initial business combination within 15 months, we will, by resolution of its board if requested by the sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In connection with any such extension, public stockholders will not be offered the opportunity to vote on or redeem their shares. In order to extend the time available to us to consummate the initial business combination for an additional three months, the sponsor or its affiliates or designees must deposit into the trust account $0.10 per Public Share, or $2.3 million in the aggregate on or prior to the date of the deadline.

If we are unable to complete a business combination within 15 months from the closing of the Initial Public Offering or a potential three-month extension period (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The initial stockholders agreed to waive their liquidation rights with respect to the founder shares if we fail to complete a business combination within the Combination Period. However, if the initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete a business combination within the Combination Period. The underwriter agreed to waive its rights to their deferred underwriting commission held in the trust account in the event we do not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.15 per share initially held in the trust account. In order to protect the amounts held in the trust account, the sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to our, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with our waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Going Concern Consideration

As of December 31, 2021, we have had approximately $387,000 in cash and working capital of approximately $652,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 8, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Results of Operations

Our entire activity from February 22, 2021 (inception) through December 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the period from February 22, 2021 (inception) through December 31, 2021, we had a net loss of approximately $592,000, which consisted of approximately $232,000 of general and administrative expenses, approximately $37,000 in franchise tax expense, approximately $448,000 in offering cost associated with derivative warrant liabilities, partially offset by approximately $125,000 of non-operating gain from change in fair value of derivative warrant liabilities.

Other Contractual Obligations

Registration and Shareholder Rights

The holders of the founder shares, private placement warrants, Class A common stock underlying the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to the registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. These deferred underwriting commissions are included in the accompanying balance sheet.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The determination of the fair value of the warrant liabilities and other financial instruments is subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Redeemable Class A Common Stock

All of the 20,000,000 shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. We classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, we recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

NAME	AGE	POSITION
Greg Warnock	62	Chief Executive Officer and Chair of the Board
Scott Klossner	65	Chief Financial Officer and Secretary
Greg Butterfield	62	Director
Joshua James	48	Director
Michael Rosen	61	Director

Greg Warnock, Ph.D., is our Chief Executive Officer and Chair of our board. Dr. Warnock brings public company experience, private equity investment, fund management and operational experience as well as his association with Mercato, where he serves as co-founder and managing director. His operating experience spans technology, consumer and biotechnology businesses. Dr. Warnock has sourced 32 Traverse investments and 14 other investments through his Mercato Partners practice, including Skullcandy, Fusion-io, Inc., Cradlepoint, Inc. and Galileo, Inc., and currently serves on the board of Stance Inc., a privately held branded consumer goods company. Prior to Mercato, Dr. Warnock was a co-founder of vSpring Capital, a regional investment firm targeting both early and growth-stage companies. As lead managing director, he assembled the team, secured a Small Business Investment Company license, developed and documented the investment practice and oversaw the administration of the firm. He led the investment committee and participated in over 50 financings in 32 companies. Previously, as an individual investor, Dr. Warnock financed over 30 small businesses, was principal in more than 20 merger and acquisition transactions and launched and operated several businesses. Including a handful of other investment firms and practices, his investing experience has funded and benefited over 150 different companies. Dr. Warnock received a B.S. in Computer Science and a Master of Human Resource Management from the University of Utah. Dr. Warnock completed a Ph.D. in Entrepreneurship and Venture Finance at the University of Utah’s David Eccles School of Business. We believe Dr. Warnock is well qualified to serve on our board due to his significant investment experience.

Scott Klossner is our Chief Financial Officer and Secretary, managing the financial and accounting functions of the company. Mr. Klossner brings over 35 years of financial and operational experience to the team. His experience spans public offerings, private placements, Sarbanes-Oxley compliance, mergers and acquisitions, institutional negotiations, strategic growth and planning, productivity enhancement and team building. He previously served as chief financial officer of Kount Inc., an industry-leading digital fraud protection software-as-a-service company, which was recently acquired by Equifax Inc. (NYSE: EFX) in February 2021. Prior to Kount, Mr. Klossner served as chief financial officer for several fast-growth companies, including online retailer Backcountry.com, which was acquired in 2007 by Liberty Media Corporation (NASDAQ: LSXMB) for $120 million. During his tenure at Backcountry.com, the company’s revenue grew from $27 million in 2005 to over $325 million in 2012. Mr. Klossner received his B.S. in finance from the University of Utah and an MBA from the University of Southern California.

Greg Butterfield is one of our directors. Mr. Butterfield brings over 25 years of executive and investment experience to our team. Mr. Butterfield is the founder and current managing partner of SageCreek Partners LLC, and he also serves on the board of directors of Focus Universal, Inc. Prior to SageCreek, he fulfilled multiple executive level operating positions in technology related businesses taking two companies public as chief executive officer (Altiris and Vivint Solar). After joining Altiris in February 2000, Mr. Butterfield guided the company to eight consecutive years of revenue growth and profitability. In Mr. Butterfield’s first year with Altiris, annual revenues were $3 million; in 2007, annual revenues exceeded $300 million. During his time at Altiris, he assisted with the successful initial public offering in 2002 and was a driving force behind eleven acquisitions. Mr. Butterfield was inducted into the Utah Technology Hall of Fame in 2009 and invited to the 2006 and 2007 World Economic Forum as a Technology Pioneer. He was also the winner of the 2002 Ernst and Young Entrepreneur of the Year award and served as the chairman of the board of the Utah Information Technology Association from 2003 to 2005. Mr. Butterfield spent several years as Board of Trustee member for Utah Valley University and Chairman of UVU Board of trustees. Mr. Butterfield received a B.S. in business administration, finance from Brigham Young University. We believe Mr. Butterfield is well qualified to serve on our board due to his extensive corporate finance and management experience.

Joshua James is one of our directors. Mr. James adds over 25 years of public and private company operating experience having served as founder and chief executive officer of both Domo, Inc. (NASDAQ: DOMO), a software-as-a-service company, and Omniture, Inc., an online marketing and web analytics business. Before founding Domo in 2010, Mr. James was the chief executive officer of Omniture, which he co-founded in 1996 and took public in 2006. In 2009, Mr. James led Omniture through its $1.8 billion sale to Adobe. Mr. James has served on the board of directors of various privately held and public companies. He founded Silicon Slopes, an initiative with the mission to promote the interests of Utah’s high-tech industry and is a board member of Parity.org where he was a co-founder of the Parity Pledge initiative. Mr. James attended Brigham Young University for three and a half years and studied entrepreneurship. We believe Mr. James is well qualified to serve on our board due to his significant management and technology industry experience.

Michael Rosen is one of our directors. Mr. Rosen brings over 35 years of investment, fund management and restaurant operational experience to our board. He currently serves as the co-chairman, chief executive officer and co-founder of Context Capital Management, LLC, an SEC registered investment advisory company with $730 million in assets under management that specializes in capital structure arbitrage. Mr. Rosen is also the owner of the San Diego-based restaurants Juniper and Ivy and the Crack Shack. Previously, Mr. Rosen was the co-principal owner of Rochester Capital Advisors, LP and FMC, Inc., the two investment advisers to The Rochester Funds, a mutual fund company specializing in the management of convertible securities and high-yield municipal bonds. From 1996 to 2000, Mr. Rosen served as a Portfolio Manager and President of the Rochester Division of OppenheimerFunds, Inc. BusinessWeek named Mr. Rosen the “Best Bond Fund Manager” in 1992. Mr. Rosen has served on the board of a variety of organizations including on the Board of Trustees for the University of Rochester, Entravision, Global Locate, Inc., Danskin, Inc. and Palmer R. Chitester Fund. He received a B.A. in Economics and an MBA in Finance and Marketing from the University of Rochester in 1981 and 1983, respectively. Mr. Rosen is also a Chartered Financial Analyst. We believe Mr. Rosen is well qualified to serve on our board due to his extensive advisory, transactional and principal investment experience.

Number and Terms of Office of Officers and Directors

Our board consists of four directors. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by the holders of a majority of our Class B common stock. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. The term of office of our initial directors will expire at our first annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Any vacancy on our board, including a vacancy resulting from an enlargement of our board, may be filled by vote of a majority of our directors then in office.

Our officers are appointed by the board and serve at the discretion of the board, rather than for specific terms of office. Our board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other offices as may be determined by the board.

Committees of the Board of Directors

Our board has one standing committee: an audit committee. Because we will be a “controlled company” under applicable Nasdaq rules, we are not required to have a compensation committee composed of independent directors, nor will we have a nominating and corporate governance committee. Our audit committee will be composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. The audit committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Messrs. Butterfield, James, and Rosen serve as members of our audit committee, and Mr. Rosen chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriter.

Each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, our board has determined that Mr. Rosen qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board. Our board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct applicable to our directors, officers and employees. We filed our Code of Ethics and Conduct and our audit committee charter as exhibits to the registration statement for our IPO.

You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Conduct and the charters of the committees of our board will be provided without charge upon request from us. We intend to disclose amendments to or waivers of certain provisions of our Code of Ethics and Conduct in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received any compensation for services rendered to us. In addition, our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month, until our initial business combination or our liquidation, for office space, utilities, administrative and support services provided to members of our management team. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

In March 2021, we issued 40,000 founder shares to each of Messrs. Butterfield, James and Rosen, our independent directors (including the deemed beneficial ownership of 40,000 founder shares held by Context Partners Master Fund, L.P., an affiliated entity of Mr. Rosen), and 35,000 founder shares to Mr. Klossner, resulting in an aggregate of 155,000 founder shares outstanding and held by our initial stockholders. Additionally, at the closing of our IPO on November 8, 2021, we issued 9,000,000 warrants and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 1,050,000 warrants, at a purchase price of $1.00 per private placement warrant, to our sponsor.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the post-transaction company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely that the amount of such compensation will be known at the time, because the directors of the post-transaction company will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors or by a majority of independent directors of the post-transaction company.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of the date of this report. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Shares
Mercato Partners Acquisition Group, LLC (2)(3)	—	—	5,595,000	97.3%	19.5%
Greg Warnock (2)(3)	—	—	5,595,000	97.3%	19.5%
Scott Klossner (2)	—	—	35,000	*	*
Greg Butterfield (2)	—	—	40,000	*	*
Joshua James (2)	—		40,000	*	*
Michael Rosen (2)(4)	—	—	40,000	*	*
All directors and executive officers as a group (5 individuals)(2)	—	—	5,750,000	100.0%	20.0%
Other 5% Stockholders
Entities affiliated with Citadel Advisors (5)	1,541,361	6.7%	—	—	5.4%
Highbridge Capital Management, LLC (6)	1,312,528	5.7%	—	—	4.6%
Entities affiliated with Weiss Asset Management (7)	1,182,383	5.1%	—	—	4.1%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2750 E. Cottonwood Parkway, Suite 500, Cottonwood Heights, Utah 84121.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)

Our sponsor is the record holder of such shares. Bullfrog Bay Trust (a family trust managed by the wife and two adult sons of Greg Warnock, our Chief Executive Officer and Chair of our board of directors) is the manager of our sponsor.

(4)

Context Capital Management, LLC is the General Partner of Context Partners Master Fund, L.P., the holder of record of such shares. Michael Rosen, who serves on our board, is the Chief Executive Officer of Context Capital Management, LLC and may be deemed to have voting and dispositive power over the shares held by Context Partners Master Fund, L.P. The address of Michael Rosen and the entity listed above is 2223 Avenida De La Playa, Suite 300, La Jolla, CA 92037.

(5)

According to a Schedule 13G/A filed with the SEC on February 14, 2022, Citadel Multi-Strategy Equities Master Fund Ltd. (“CM”) is the owner of 1,537,499 shares of Class A common stock and Citadel Securities LLC (“Citadel Securities”) is the owner of 3,862 shares of Class A common stock. Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for CM, Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors, Citadel GP LLC (“CGP”) is the general partner of CAH, Citadel Securities Group LP (“CALC4”) is the non-member manager of Citadel Securities, Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4, and Mr. Kenneth Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Mr. Griffin, Citadel Advisors, CAH and CGP share voting and dispositive power over 1,537,499 of such shares. Each of Mr. Griffin, Citadel Securities, CALC4 and CSGP share voting and dispositive power over 3,862 of such shares. The address of the foregoing entities and individual is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(6)

According to a Schedule 13G/A filed on February 3, 2022 on behalf of Highbridge Capital Management, LLC, the aforementioned person has beneficial ownership of the securities reported above and the business address of such person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

According to a Schedule 13G filed on February 11, 2022, Weiss Asset Management LP (“Weiss Asset Management”) is the sole investment manager to a private investment partnership, (the “Partnership”) and private investment funds (“Funds”). WAM GP LLC (“WAM GP”) is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported therein as beneficially owned by each except to the extent of their respective pecuniary interest therein. Each of the WAM GP, Weiss Asset Management, and Andrew Weiss share voting and dispositive power over the securities reported above, and each share a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 4, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 units if the underwriter’s over-allotment option was exercised in full, which occurred on November 19, 2021, and therefore that such founder shares would represent 20% of the outstanding shares of common stock. In March 2021, each of our three independent director nominees were transferred 40,000 founder shares (including the deemed beneficial ownership of 40,000 founder shares held by Context Partners Master Fund, L.P., an affiliated entity of Mr. Rosen) and our Chief Financial Officer was transferred 35,000 founder shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 10,050,000 private placement warrants for a purchase price of $1.00 per warrant in the Private Placement. As such, our sponsor’s interest in this transaction is valued at $10,050,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such business combination opportunity to such entity. Our officers and directors currently have other relevant fiduciary or contractual duties or obligations that may take priority over their duties to us.

We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our management team, directors, sponsor or any of their affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. These terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our management team, sponsor or any of their respective affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the post-transaction company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-transaction company to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from February 22, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, totaled approximately $53,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We paid Marcum audit-related fees of approximately $35,000 during the period from February 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from February 22, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated November 3, 2021, between the Company and BofA Securities, Inc. (2)

3.1	Second Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

4.5	Description of Securities*

10.1	Promissory Note, dated March 4, 2021, issued to Mercato Partners Acquisition Group, LLC (2)

10.2	Letter Agreement among the Registrant and the Registrant’s officers and directors and Mercato Partners Acquisition Group, LLC (2)

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

10.4	Registration Rights Agreement between the Registrant and certain securityholders (2)

10.5	Securities Subscription Agreement, dated March 4, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (1)

10.6	Amendment No. 1 to Securities Subscription Agreement, dated June 8, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (1)

10.7	Private Placement Warrants Subscription Agreement between the Registrant and Mercato Partners Acquisition Group, LLC (2)

10.8	Form of Indemnity Agreement (1)

10.9	Administrative Services Agreement, dated April 11, 2022, between the Registrant and Mercato Management, LLC*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 13, 2021 (File No. 333-260219).
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2022	Mercato Partners Acquisition Corp.

	By:	/s/ Greg Warnock
	Name:	Greg Warnock
	Title:	Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Greg Warnock Greg Warnock	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	April 15, 2022

/s/ Scott Klossner Scott Klossner	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 15, 2022

/s/ Greg Butterfield Greg Butterfield	Director	April 15, 2022

/s/ Joshua James Joshua James	Director	April 15, 2022

/s/ Michael Rosen Michael Rosen	Director	April 15, 2022

MERCATO PARTNERS ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mercato Partners Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mercato Partners Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 15, 2022

MERCATO PARTNERS ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$387,206
Prepaid expenses - current	478,734

Total current assets	865,940
Prepaid expenses - long-term	42,295
Cash held in Trust Account	233,450,000

Total Assets	$234,358,235

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$86,149
Accrued expenses	133,172
Franchise tax payable	37,022

Total current liabilities	256,343
Derivative liabilities	12,930,000
Deferred underwriting commissions	8,050,000

Total Liabilities	21,236,343
Commitments and Contingencies
Class A common stock subject to possible redemption; 23,000,000 shares at redemption value of $10.15 per share	233,450,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(20,328,683)

Total stockholders’ deficit	(20,328,108)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$234,358,235

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$231,911
Franchise tax expenses	37,022

Loss from operations	(268,933)
Other income (expenses):
Change in fair value of warrant liabilities	124,990
Offering costs associated with derivative liabilities	(447,881)

Net loss	$(591,824)

Weighted average shares outstanding of Class A common stock, basic and diluted	3,862,620

Basic and diluted net loss per share, Class A common stock	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	4,943,291

Basic and diluted net loss per share, Class B common stock	$(0.07)

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,961,710	—	3,961,710
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,986,135)	(19,736,859)	(23,997,194)
Net loss	—	—	—	—	—	(591,824)	(591,824)

Balance—December 31, 2021	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(591,824)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	4,578
Change in fair value of derivative warrant liabilities	(124,990)
Offering costs associated with derivative liabilities	447,881
Changes in operating assets and liabilities:
Prepaid expenses	(521,029)
Accounts payable	53,349
Accrued expenses	30,681
Franchise tax payable	37,022

Net cash used in operating activities	(664,332)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(233,450,000)

Net cash used in investing activities	(233,450,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from promissory note to related party	40,000
Repayment of promissory note from related party	(162,202)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	10,050,000
Offering costs paid	(5,451,260)

Net cash provided by financing activities	234,501,538

Net increase in cash	387,206
Cash—beginning of the period	—

Cash—end of the period	$387,206

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accounts payable	$32,800
Deferred offering costs included in accrued expenses	$102,491
Deferred offering costs paid by related party under promissory note	$117,624
Deferred underwriting commissions in connection with initial public offering	$8,050,000

The accompanying notes are an integral part of these financial statements.

Note 1 — Description of Organization, Business Operations and Going Concern

Mercato Partners Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on February 22, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Mercato Partners Acquisition Group, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions (see Note 5), $7.0 million was for deferred underwriting commissions (see Note 5) and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities. The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units (“Over-allotment Units”) at the Initial Public Offering price to cover over-allotments (the “Over-allotment Option”). On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021 purchased 3,000,000 Over-allotment Units, generating additional gross proceeds to the Company of $30.0 million. The Company incurred additional offering costs of approximately $1.7 million in connection with the over-allotment, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million (Note 4). Simultaneously with the sale of the Over-allotment Units, on November 23, 2021, the Company consummated a second closing of the Private Placement of an aggregate of 1,050,000 additional Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, with Sponsor pursuant to a Private Placement Warrants Purchase Agreement dated as of November 3, 2021. The second closing of the Private Placement generated additional aggregate gross proceeds of approximately $1.1 million.

Upon the closing of the Initial Public Offering, over-allotment and the Private Placement, $233.45 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with American Stock Transfer & Trust Company, LLC acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s

Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value immediately. The changes in redemption value are recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, all of the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 4) prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment. Any such payments would be made in the form of a loan.

The Company will have 15 months from the closing of the Initial Public Offering, or February 8, 2023, to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company will, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with any such extension, Public Stockholders will not be offered the opportunity to vote on or redeem their shares. In order to extend the time available for the Company to consummate the initial Business Combination for an additional three months, the Sponsor or its affiliates or designees must deposit into the Trust Account $0.10 per Public Share, or $2.3 million in the aggregate on or prior to the date of the deadline.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering or a potential three-month extension period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as Stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining Stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive its rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the

Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of December 31, 2021, the Company had approximately $387,000 in cash and working capital of approximately $652,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4) and a loan under the Note (as defined in Note 4) from the Sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment and the Private Placement held outside of the Trust Account.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40 “Presentation of Financial Statements—Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2021.

Cash Held in Trust Account

As of December 31, 2021, the Company had approximately $233.5 million in cash held in the Trust Account.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (FDIC) coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 21,550,000 warrants issued in connection with the Initial Public Offering and the Private Placement (including the 11,500,000 Public Warrants, as defined in Note 4, included in the Units and the 10,050,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value.

The Class A common subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,293)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,722,993

Class A common stock subject to possible redemption	$233,450,000

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per share of common stock is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 21,550,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of Over-allotment Option by the underwriter. Though the contingency was satisfied, the Company had losses for the period from February 22, 2021 (inception) through December 31, 2021. As such these shares were not included in the weighted average number as their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Period From February 22, 2021 (inception) Through December 31, 2021

	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net loss	$(259,598)	$(332,227)
Denominator:
Basic and diluted weighted average common stock outstanding	3,862,620	4,943,291

Basic and diluted net loss per common stock	$(0.07)	$(0.07)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On November 8, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions (see Note 5), $7.0 million was for deferred underwriting commissions and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities. On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021 purchased 3,000,000 Over-allotment Units, generating additional gross proceeds to the Company of $30.0 million. The Company incurred additional offering costs of approximately $1.7 million in connection with the over-allotment, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On March 4, 2021, the Sponsor purchased an aggregate of 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.004 per share (the “Founder Shares”). Of the 5,750,000 Founder Shares outstanding, up to an aggregate of 750,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was not exercised so that the Initial Stockholders will maintain ownership of 20% of the issued and outstanding shares of common stock upon the completion of the Initial Public Offering. On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021 purchased 3,000,000 Over-allotment Units. As such, 750,000 Class B common stock were no longer subject to forfeiture.

In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the sale of the Over-allotment Units, on November 23, 2021, the Company consummated a second closing of the Private Placement of an aggregate of 1,050,000 additional Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, with Sponsor pursuant to a Private Placement Warrants Purchase Agreement dated as of November 3, 2021. The second closing of the Private Placement generated additional aggregate gross proceeds of approximately $1.1 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Derivative Warrant Liabilities — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Related Party Loans

Promissory Note

On March 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of November 8, 2021 (date of Initial Public Offering), the Company borrowed approximately $162,000 under the Note. The Company fully repaid the Note as of November 12, 2021. As of December 31, 2021 there was no outstanding balance on the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Loans

If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account of $0.10 per share of Class A common stock, for an aggregate of $2.3 million. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert the Extension Loans in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of December 31, 2021, the Company had no borrowings under the Extension Loans.

Advances from Related Parties

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2021.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loans, if any (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. These deferred underwriting commissions are included in the accompanying balance sheet.

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of (1) the total number of all shares of common stock issued and outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued upon the conversion of Working Capital Loans made to the Company, minus (2) the number of shares of Class A common stock redeemed by Public Stockholders in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Each share of common stock will have one vote, subject to adjustment in the event the size of the Initial Public Offering increases or decreases on all such matters. However, only the holders of the Founder Shares will have the right to elect all of our directors prior to an initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of Founder Shares may remove a member of the board of directors for any reason. These provisions of the Company’s amended and restated certificate of incorporation may only be amended by a resolution passed by the holders of a majority of the Class B common stockholders.

Note 7 — Derivative Warrant Liabilities

As of December 31, 2021, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of our Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, holders of warrants will have the right, until such time as there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and during any period when we will have failed to maintain an effective registration statement, to exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption which we refer to as the “30-day redemption period”; and

•

if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A common shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•

if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

The “fair market value” of Class A common stock for the above purpose shall mean the volume weighted average price of our Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, December 31, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities—Public Warrants	$6,900,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants	$—	$6,030,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 22, 2021 (inception) through December 31, 2021.

Note 9—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from February 22, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following:

For the period from February 22, 2021 (inception) through December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(56,476)
State	—
Change in valuation allowance	56,476

Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$48,701
Net operating loss carryforwards	7,775

Total deferred tax assets	56,476
Valuation allowance	(56,476)

Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $37,022 of U.S. federal operating loss carryovers that do not expire and are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $56,476.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company considers Utah to be a significant state tax jurisdiction.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from February 22, 2021 (inception) through December 31, 2021:

For the period from February 22, 2021 (inception) through December 31, 2021

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	4.4%
Offering costs associated with derivative warrant liabilities	(15.9)%
Change in valuation allowance	(9.5)%

Income Tax Expense	0.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, except as noted below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the period from February 22, 2021 (inception) through December 31, 2021, the Company did not incur any expenses under this agreement.