Form 10-Q
period 2022-03-31
Mercato Partners Acquisition Corp
filed 2022-05-16
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41017

Mercato Partners Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-2230021
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2750 E. Cottonwood Parkway Suite #500 Cottonwood Heights, Utah	84121
(Address of principal executive offices)	(Zip Code)
(801) 220-0055
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	MPRAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MPRA	The Nasdaq Stock Market LLC
Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	MPRAW	The Nasdaq Stock Market LLC
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 9, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MERCATO PARTNERS ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 22, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
MERCATO PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$249,854	$387,206
Prepaid expenses - current	454,838	478,734

Total current assets	704,692	865,940
Prepaid expenses - long-term	—	42,295
Investments held in Trust Account	233,471,280	233,450,000

Total Assets	$234,175,972	$234,358,235

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$149,901	$86,149
Accrued expenses	126,813	133,172
Franchise tax payable	85,789	37,022

Total current liabilities	362,503	256,343
Derivative liabilities	6,896,000	12,930,000
Deferred underwriting commissions	8,050,000	8,050,000

Total Liabilities	15,308,503	21,236,343
Commitments and Contingencies
Class A common stock subject to possible redemption; 23,000,000 shares at redemption value of $10.15 per share as of March 31, 2022 and December 31, 2021	233,450,000	233,450,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,583,106)	(20,328,683)

Total stockholders’ deficit	(14,582,531)	(20,328,108)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$234,175,972	$234,358,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From February 22, 2021 (inception) Through March 31, 2021
General and administrative expenses	$260,936	$4,496
Franchise tax expenses	48,767	618

Loss from operations	(309,703)	(5,114)
Other income:
Change in fair value of derivative liabilities	6,034,000	—
Income from investments held in Trust Account	21,280	—

Net income (loss)	$5,745,577	$(5,114)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	—

Basic and diluted net loss per share, Class A common stock	$0.20	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	3,684,211

Basic and diluted net loss per share, Class B common stock	$0.20	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)
Net income	—	—	—	—	—	5,745,577	5,745,577

Balance - March 31, 2022 (Unaudited)	—	$—	5,750,000	$575	$—	$(14,583,106)	$(14,582,531)

FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,114)	(5,114)

Balance - March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(5,114)	$19,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Period Ended March 31, 2022	For The Period From February 22, 2021 (inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,745,577	$(5,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(6,034,000)	—
Income from investments held in Trust Account	(21,280)	—
Changes in operating assets and liabilities:
Prepaid expenses - current	66,191	—
Accounts payable	63,752	4,496
Accrued expenses	(6,359)	—
Franchise tax payable	48,767	618

Net cash used in operating activities	(137,352)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	25,000

Net change in cash	(137,352)	25,000
Cash - beginning of the period	387,206	—

Cash - end of the period	$249,854	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$320,976
Offering costs included in accrued expenses	$—	$144,839
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash fluctuations
in its condensed statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering, over-allotment and the Private Placement, $233.45 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Going Concern Consideration
As of March 31, 2022, the Company had approximately $250,000 in cash and working capital of approximately $342,000.

In connection with management’s assessment of going concern considerations in accordance with FASB ASC
Topic 205-40 “Presentation
of Financial Statements—Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.
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
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 15, 2022.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company d id
 not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (FDIC) coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Instruments,” offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the condensed statements of operations as incurred.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,293)
Plus:
Accretion on Class A common stock subject to possible redemption amount	23,722,993

Class A common stock subject to possible redemption	$233,450,000

Net Income (Loss) Per Share of Common Stock
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For The Period From February 22, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$4,596,462	$1,149,115	$—	$(5,114)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	—	3,684,211

Basic and diluted net income (loss) per common stock	$0.20	$0.20	$—	$(0.00)

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.
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
In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718,

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

“Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants, at a price of $
1.00
per Private Placement Warrant to the Sponsor, generating proceeds of $9.0 million. Simultaneously with the sale of the Over-allotment Units, on November 23, 2021, the Company consummated a second closing of the Private Placement of an aggregate of 1,050,000 additional Private Placement Warrants, at a price of $
1.00
per Private Placement Warrant, with Sponsor pursuant to a Private Placement Warrants Purchase Agreement dated as of November 3, 2021. The second closing of the Private Placement generated additional aggregate gross proceeds of approximately $1.1 million.
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
Related Party Loans
Promissory Note
On March 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing
and payable upon the completion of the Initial Public Offering. As of November 8, 2021 (date of Initial Public Offering), the Company borrowed approximately $162,000 under the Note. The Company fully repaid the Note as of November 12, 2021. As of March 31, 2022 and December 31, 2021, there was no outstanding balance on the promissory note.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account of $0.10 per share of Class A common stock, for an aggregate of $2.3 million. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest bearing
and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert the Extension Loans in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.
Administrative Support Agreement
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended March 31, 2022, the Company did no
t incur any expenses under this agreement.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will
bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. These deferred underwriting commissions are included in the accompanying condensed balance sheets.
Note 6 — Stockholders’ Deficit
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Note 7 — Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

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
Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00
: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption which we refer to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Stockholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption
period.
Redemption of warrants when the price per Class
 A common stock equals or exceeds $10.00
: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A common shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock; and

•
if, and only if, the closing price of our Class A common stock equals or exceeds $
10.00
per Public Share (as adjusted) on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$233,471,280	$—	$—
Liabilities:
Derivative liabilities—Public Warrants	$3,680,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants	$—	$3,216,000	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities—Public Warrants	$6,900,000	$—	$—
Derivative warrant liabilities—Private Placement Warrants	$—	$6,030,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 22, 2021 (inception) through March 31, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as noted in Note 4, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form
10-K.
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
As of March 31, 2022, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2022 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income
or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.
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

Upon the closing of the Initial Public Offering, over-allotment and the Private Placement, $233.45 million ($10.15 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.
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
We will provide our holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a business combination or conduct a tender offer will be made by us, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account (initially at $10.15 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay its tax obligations).
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
Going Concern Consideration
As of March 31, 2022, we had approximately $250,000 in cash and working capital of approximately $342,000.
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
Results of Operations
Our entire activity from February 22, 2021 (inception) through March 31, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.
For the three months ended March 31, 2022, we had a net income of approximately $5,746,000, which consisted of approximately $6,034,000 of non-operating
gain from the change in the fair value of derivative liabilities, and approximately $21,000 in income from investments held in trust account, partially offset by approximately $261,000 of general and administrative expenses, and approximately $49,000 in franchise tax expense.
For the period from February 22, 2021 (inception) through March 31, 2021, we had a net loss of approximately $5,000, which consisted of general and administrative expenses.
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

Net Income (Loss) Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.
Recent accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Off-Balance Sheet

Arrangements
As of March 31, 2022, we did not have

any off-balance sheet

arrangements as defined in Item 303(a)(4)(ii) of

Regulation S-K and

did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by

Rule 12b-2 of

the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering, as filed with the SEC on November 5, 2021, and the Company’s annual report on Form
10-K
for the year ended 2021, as filed with the SEC on April 15, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC or the annual report on Form
10-K
for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On November 8, 2021, the Company consummated its initial public offering (the “IPO”) of 20,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half
of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.
A total of $233,450,000 of the proceeds from the IPO and the sale of the Private Placement Warrants, which also includes $8,050,000 of deferred underwriting fees, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account will be invested by the trustee in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government obligations.
We incurred offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions, $7.0 million was for deferred underwriting commissions and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities. We incurred additional offering costs of approximately $1.7 million in connection with the over-allotment, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million was for deferred underwriting commissions.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.
EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement, dated November 3, 2021, between the Company and BofA Securities, Inc. (2)

3.1	Second Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

4.5	Description of Securities (3)

10.1	Promissory Note, dated March 4, 2021, issued to Mercato Partners Acquisition Group, LLC (2)

10.2	Letter Agreement among the Registrant and the Registrant’s officers and directors and Mercato Partners Acquisition Group, LLC (2)

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

10.4	Registration Rights Agreement between the Registrant and certain securityholders (2)

10.5	Securities Subscription Agreement, dated March 4, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (1)

10.6	Amendment No. 1 to Securities Subscription Agreement, dated June 8, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (1)

10.7	Private Placement Warrants Subscription Agreement between the Registrant and Mercato Partners Acquisition Group, LLC (2)

10.8	Form of Indemnity Agreement (1)

10.9	Administrative Services Agreement, dated April 11, 2022, between the Registrant and Mercato Management, LLC (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 13, 2021 (File No. 333-260219).
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 26, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 16, 2022

Mercato Partners Acquisition Corp.

By:	/s/ Greg Warnock
Name:	Greg Warnock
Title:	Chief Executive Officer and Chair of the Board