Form 10-Q
period 2022-06-30
Mercato Partners Acquisition Corp
filed 2022-08-12
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
10
, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MERCATO PARTNERS ACQUISITION CORP.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 22, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
MERCATO PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:

Cash	$70,578	$387,206
Prepaid expenses - current	329,697	478,734

Total current assets	400,275	865,940
Prepaid expenses - non current	—	42,295
Investments held in Trust Account	233,755,262	233,450,000

Total Assets	$234,155,537	$234,358,235

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$232,421	$86,149
Accrued expenses	145,996	133,172
Income tax payable	35,618	—
Franchise tax payable	98,082	37,022

Total current liabilities	512,117	256,343
Derivative liabilities	3,232,500	12,930,000
Deferred underwriting commissions	8,050,000	8,050,000

Total Liabilities	11,794,617	21,236,343
Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption; 23,000,000 shares at redemption value of approximately $10.153 and $10.150 per share as of June 30, 2022 and December 31, 2021, respectively	233,521,562	233,450,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,161,217)	(20,328,683)

Total stockholders’ deficit	(11,160,642)	(20,328,108)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$234,155,537	$234,358,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From February 22, 2021 (inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$249,552	$—	$510,488	$4,496
General and administrative expenses - related party	119,000		119,000
Franchise tax expenses	49,861	1,381	98,628	1,999

Loss from operations	(418,413)	(1,381)	(728,116)	(6,495)
Other income:
Change in fair value of derivative liabilities	3,663,500	—	9,697,500	—
Income from investments held in Trust Account	283,982	—	305,262	—

Net income (loss) before income taxes	3,529,069	(1,381)	9,274,646	(6,495)
Income tax expense	(35,618)	—	(35,618)	—

Net income (loss)	$3,493,451	$(1,381)	$9,239,028	$(6,495)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	—	23,000,000	—

Basic and diluted net loss per share, Class A common stock	$0.12	$—	$0.32	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,000,000	5,750,000	4,612,403

Basic and diluted net loss per share, Class B common stock	$0.12	$(0.00)	$0.32	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)
Net income	—	—	—	—	—	5,745,577	5,745,577

Balance - March 31, 2022	—	—	5,750,000	575	—	(14,583,106)	(14,582,531)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(71,562)	(71,562)
Net income	—	—	—	—	—	3,493,451	3,493,451

Balance - June 30, 2022	—	$—	5,750,000	$575	$—	$(11,161,217)	$(11,160,642)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,114)	(5,114)

Balance - March, 2021	—	—	5,750,000	575	24,425	(5,114)	19,886
Net loss	—	—	—	—	—	(1,381)	(1,381)

Balance - June 30, 2021	—	$—	5,750,000	$575	$24,425	$(6,495)	$18,505

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From February 22, 2021 (inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,239,028	$(6,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(9,697,500)	—
Income from investments held in Trust Account	(305,262)	—
Changes in operating assets and liabilities:
Prepaid expenses - current	191,332	—
Income tax payable	35,618	—
Accounts payable	146,272	4,496
Accrued expenses	12,824	—
Franchise tax payable	61,060	1,999

Net cash used in operating activities	(316,628)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Offering costs paid	—	(5,000)

Net cash provided by financing activities	—	20,000

Net change in cash	(316,628)	20,000
Cash - beginning of the period	387,206	—

Cash - end of the period	$70,578	$20,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$548,765
Offering costs paid by related party under promissory note	$—	$94,360
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note 1 - Description of Organization, Business Operations and Going Concern
Mercato Partners Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on February 22, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash
fluctuations in its condensed statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Mercato Partners Acquisition Group, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions (see Note 5), $7.0 million was for deferred underwriting commissions (see Note 5) and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities. The Company granted the underwriter a
45-day
option to purchase up to an additional 3,000,000 Units (“Over-allotment Units”) at the Initial Public Offering price to cover over-allotments (the “Over-allotment Option”). On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021 purchased 3,000,000 Over-allotment Units, generating additional gross proceeds to the Company of $30.0 million. The Company incurred additional offering costs of approximately $1.7 million in connection with the over-allotment, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million was for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial
Public Offering (see Note 9).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions, which the underwriter irrevocably waived on August 1, 2022, and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders’ meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions, which the underwriter irrevocably waived on August 1, 2022 (as discussed in Note 5). All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”)
480-10-S99,
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
JUNE 30, 2022

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
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter irrevocably waived its rights to the deferred underwriting commissions on August 1, 2022 (see Note 5) held in the Trust and such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of June 30, 2022, the Company had approximately $71,000
in cash and working
capital of approximately
$22,000

(excluding franchise
and
income taxes payable).

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40
“Presentation of Financial Statements-Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (FDIC) coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
“Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,293)
Plus:
Remeasurement on Class A common stock subject to possible redemption	23,722,993

Class A common stock subject to possible redemption, December 31, 2021	233,450,000
Remeasurement on Class A common stock subject to possible redemption	71,562

Class A common stock subject to possible redemption, June 30, 2022	$233,521,562

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,794,761	$698,690	$—	$(1,381)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per common stock	$0.12	$0.12	$—	$(0.00)

	For The Six Months Ended June 30, 2022		For The Period From February 22, 2021 (inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$7,391,222	$1,847,806	$—	$(6,495)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	—	4,612,403

Basic and diluted net income (loss) per common stock	$0.32	$0.32	$—	$(0.00)

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
Our effective tax rate was 1.01% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.38% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3 - Initial Public Offering
On November 8, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions (see Note 5), $7.0 million was for deferred underwriting commissions and approximately $1.1 million was for offering costs, of which approximately $343,000 was allocated to derivative warrant liabilities. On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021 purchased 3,000,000 Over-allotment Units, generating additional gross proceeds to the Company of $30.0 million. The Company incurred additional offering costs of approximately $1.7 million in connection with the over-allotment, of which $600,000 was paid for underwriting commissions, and approximately $1.1 million was for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public
Offering (see Note 9).
Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 - Related Party Transactions
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares by the Sponsor. On July 19, 2022, one of the independent director resigned as a member of the board of directors of the Company and as a result 40,000
Founder Shares were transferred back to the Sponsor (see Note 9). The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
(except as described below in Note 7 under “Derivative Warrant Liabilities—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.
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
Subsequent to the repayment, the facility was no longer available to the Company.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July, 29, 2022, we issued a convertible promissory instrument in the principal amount of up t
o $1.5
million to our Sponsor to fund our ongoing expense (the Working Capital Note”) (see Note 9). Under the Working Capital Note the Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up t
o $1.5
million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price o
f $1.00
per warrant. The warrants would be identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds , and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022 and December 31, 2021, the Company had
no
borrowings under the Working Capital Loans.
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account of $0.10 per share of Class A common stock, for an aggregate of $2.3 million. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest
bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert the Extension Loans in whole or in part into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.
Administrative Support Agreement
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three and six months ended June 30, 2022, the Company incurred $119,000 of expenses under this agreement
.
Note 5 - Commitments and Contingencies
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
Underwriting Agreement
The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate was paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its right to the deferred underwriting commissions due under the underwriting agreement (see Note 9).

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note 6 - Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
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
Note 7 - Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

•
if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Stockholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
Note 8 - Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$233,755,262	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$1,725,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$1,507,500	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-Public Warrants	$6,900,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$6,030,000	$—

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 22, 2021 (inception) through June 30, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as noted in Note 4 and 5
, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements.

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
As of June 30, 2022, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2022 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating

income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating

income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.
Our sponsor is Mercato Partners Acquisition Group, LLC, a Delaware limited liability company. The registration statement filed in connection with our Initial Public Offering was declared effective on November 3, 2021. On November 8, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $12.1 million, of which $4.0 million was for underwriting commissions, $7.0 million was for deferred underwriting commissions and approximately $1.1 million was for offering costs, of which approximately $0.3 million was allocated to derivative warrant liabilities.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,000,000 warrants, at a price of $1.00 per private placement warrant to the sponsor, generating proceeds of $9.0 million.
In connection with the Initial Public Offering, the underwriter was granted an option (the “Over-allotment Option”) to purchase up to an additional 3,000,000 Units (“Over-allotment Units”) solely to cover over-allotments, if any, at an offering price of $10.00 per Over-allotment Unit. On November 19, 2021, the underwriter exercised the Over-allotment Option in full and, on November 23, 2021, purchased 3,000,000 Over-allotment Units, generating gross proceeds of $30 million, and incurring additional offering costs of approximately $1.7 million, of which $0.6 million was paid for underwriting commissions, and approximately $1.1 million is payable to the underwriter for deferred underwriting commissions.
On August 1, 2022 the underwriter irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public Offering.
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
Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Our business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions, which the underwriter irrevocably waived on August 1, 2022, and taxes payable on the interest earned on the trust account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
We will provide our holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a business combination or conduct a tender offer will be made by us, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account (initially at $10.15 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay its tax obligations). The per-share
amount to be distributed to public stockholders who redeem their public shares will not be reduced by the deferred underwriting commissions, which to the underwriter irrevocably waived on August 1, 2022. All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
The initial stockholders agreed to waive their liquidation rights with respect to the founder shares if we fail to complete a business combination within the Combination Period. However, if the initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete a business combination within the Combination Period. The underwriter irrevocably waived its rights to the deferred underwriting commissions held in the trust account and such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.15 per share initially held in the trust account. In order to protect the amounts held in the trust account, the sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to our, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with our waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Going Concern Consideration
As of June 30, 2022, we had approximately $71,000 in cash and working capital of approximately $22,000 (excluding franchise and income taxes payable).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account, and proceeds from a convertible promissory instrument issued to the Company by the Sponsor in July 2022.
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
Results of Operations
Our entire activity from February 22, 2021 (inception) through June 30, 2022 was in preparation for our formation and the Initial Public Offering, and subsequent to the IPO, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.
For the three months ended June 30, 2022, we had a net income of approximately $3,493,000, which consisted of approximately $3,664,000 of non-operating
gain from the change in the fair value of derivative liabilities, and approximately $284,000 in income from investments held in trust account, partially offset by approximately $369,000 of general and administrative expenses, approximately $36,000 of income tax expense, and approximately $50,000 in franchise tax expense.
For the three months ended June 30, 2021, we had a net loss of approximately $1,000, which consisted of general and administrative expenses.
For the six months ended June 30, 2022, we had a net income of approximately $9,239,000, which consisted of approximately $9,698,000 of non-operating
gain from the change in the fair value of derivative liabilities, and approximately $305,000 in income from investments held in trust account, partially offset by approximately $629,000 of general and administrative expenses, approximately $36,000 of income tax expense, and approximately $99,000 in franchise tax expense.
For the period from February 22, 2021 (inception) through June 30, 2021, we had a net loss of approximately $6,000, which consisted of approximately $4,000 in general and administrative expenses and approximately $2,000 in franchise tax expense.
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
Underwriting Agreement
The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its rights to the deferred underwriting commissions due under the under writing agreement.

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
Net Income (Loss) Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of June 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

Recent accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.

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
PART II - OTHER INFORMATION

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
Date: August 11, 2022

Mercato Partners Acquisition Corp.

By:	/s/ Greg Warnock

Name:	Greg Warnock
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Scott Klossner

Name:	Scott Klossner
Title:	Chief Financial Officer