Form 10-Q
period 2022-09-30
Mercato Partners Acquisition Corp
filed 2022-11-15
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 1
4
, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MERCATO PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
SIGNATURES		30

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MERCATO PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$46,124	$387,206
Prepaid expenses—current	204,741	478,734

Total current assets	250,865	865,940
Prepaid expenses—non current	—	42,295
Investments held in Trust Account	234,999,883	233,450,000

Total Assets	$235,250,748	$234,358,235

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$266,610	$86,149
Accrued expenses	125,783	133,172
Due to related party	50,525	—
Income tax payable	286,518	—
Franchise tax payable	147,945	37,022
Convertible working capital loan—related party	200,000	—

Total current liabilities	1,077,381	256,343
Derivative liabilities	30,255	12,930,000
Deferred underwriting commissions	—	8,050,000

Total Liabilities	1,107,636	21,236,343
Commitments and Contingencies
Class A common stock subject to possible redemption; 23,000,000 shares at redemption value of approximately $10.194 and $10.150 per share as of September 30, 2022 and December 31, 2021, respectively	234,465,420	233,450,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(322,883)	(20,328,683)

Total stockholders’ deficit	(322,308)	(20,328,108)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,250,748	$234,358,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From February 22, 2021 (Inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$368,911	$4,578	$879,399	$9,074
General and administrative expenses—related party	45,000	—	164,000	—
Franchise tax expenses	49,864	1,395	148,492	3,394

Loss from operations	(463,775)	(5,973)	(1,191,891)	(12,468)
Other income:
Change in fair value of derivative liabilities	3,202,245	—	12,899,745	—
Gain from extinguishment of deferred underwriting commissions on public warrants	245,525	—	245,525	—
Income from investments held in Trust Account	1,244,621	—	1,549,883	—

Net income (loss) before income taxes	4,228,616	(5,973)	13,503,262	(12,468)
Income tax expense	(250,899)	—	(286,517)	—

Net income (loss)	$3,977,717	$(5,973)	$13,216,745	$(12,468)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	—	23,000,000	—

Basic and diluted net loss per share, Class A common stock	$0.14	$—	$0.46	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,000,000	5,750,000	4,773,756

Basic and diluted net loss per share, Class B common stock	$0.14	$(0.00)	$0.46	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)
Net income	—	—	—	—	—	5,745,577	5,745,577

Balance—March 31, 2022	—	—	5,750,000	575	—	(14,583,106)	(14,582,531)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(71,562)	(71,562)
Net income	—	—	—	—	—	3,493,451	3,493,451

Balance—June 30, 2022	—	—	5,750,000	575	—	(11,161,217)	(11,160,642)
Extinguishment of deferred underwriting commissions on public shares	—	—	—	—	7,804,475	—	7,804,475
Reclass from additional paid-in capital to accumulated deficit	—	—	—	—	(7,804,475)	7,804,475	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(943,858)	(943,858)
Net income	—	—	—	—	—	3,977,717	3,977,717

Balance—September 30, 2022	—	$—	5,750,000	$575	$—	$(322,883)	$(322,308)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD
FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,114)	(5,114)

Balance— March, 2021			5,750,000	575	24,425	(5,114)	19,886
Net loss	—	—	—	—	—	(1,381)	(1,381)

Balance— June 30, 2021	—	—	5,750,000	575	24,425	(6,495)	18,505
Net loss	—	—	—	—	—	(5,973)	(5,973)

Balance— September 30, 2021	—	$—	5,750,000	$575	$24,425	$(12,468)	$12,532

(1)	This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From February 22, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$13,216,745	$(12,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	4,578
Change in fair value of derivative liabilities	(12,899,745)	—
Gain from extinguishment of deferred underwriting commissions on public warrants	(245,525)	—
Income from investments held in Trust Account	(1,549,883)	—
Changes in operating assets and liabilities:
Prepaid expenses	316,288	—
Accounts payable	213,261	4,496
Accrued expenses	11,102	—
Due to related party	50,525
Income tax payable	286,518	—
Franchise tax payable	110,923	3,394

Net cash used in operating activities	(489,791)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	40,000
Proceeds from convertible working capital loan	200,000	—
Offering costs paid	(51,291)	(43,625)

Net cash provided by financing activities	148,709	21,375

Net change in cash	(341,082)	21,375
Cash—beginning of the period	387,206	—

Cash—end of the period	$46,124	$21,375

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$503,966
Offering costs included in accrued expenses	$—	$8,500
Offering costs paid by related party under promissory note	$—	$117,624
Extinguishment of deferred underwriting commissions on public shares	$7,804,475
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 1—Description of Organization, Business Operations and Going Concern
Mercato Partners Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on February 22, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash
fluctuations in its condensed statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Going Concern Consideration
As of September 30, 2022, the Company had approximately $46,000 in cash and working deficit of approximately $392,000 (excluding franchise and income taxes payable).
On July 26, 2022, the Company entered into a convertible promissory instrument with the Sponsor (the “Instrument”). Pursuant to the Instrument, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. In August 2022, the Company borrowed $200,000 under the Instrument (see Note 4).
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Working Capital Loan Option
On July 26, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company pursuant to a convertible promissory instrument (the “Instrument”). At the option of the Sponsor, the outstanding principal of $1,5000,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principal of the Instrument divided by $1.00. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants is as an embedded derivative under ASC 815 and is required to be separately measured at fair value with subsequent changes in fair value recognized in the Company’s condensed statements of operations for each reporting period until the loan is repaid or converted.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,293)
Plus:
Remeasurement on Class A common stock subject to possible redemption	23,722,993

Class A common stock subject to possible redemption, December 31, 2021	233,450,000
Remeasurement on Class A common stock subject to possible redemption	71,562

Class A common stock subject to possible redemption, June 30, 2022	233,521,562
Remeasurement on Class A common stock subject to possible redemption	943,858

Class A common stock subject to possible redemption, September 30, 2022	$234,465,420

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,182,174	$795,543	$—	$(5,973)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$—	$(0.00)

	For The Nine Months Ended September 30, 2022		For The Period From February 22, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$10,573,396	$2,643,349	$—	$(12,468)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	—	4,773,756

Basic and diluted net income (loss) per common stock	$0.46	$0.46	$—	$(0.00)

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Our effective tax rate was 2.08% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.38% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21
% for the three and nine months ended September 30, 2022 and 2021, due to changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets. As of September 30, 2022, and December 31, 2022, there was approximately $287,000 and $0, respectively, outstanding in income tax payable.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note 3—Initial Public Offering
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 4—Related Party Transactions
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
In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares by the Sponsor. On July 19, 2022, one of the independent director resigned as a member of the board of directors of the Company and as a result 40,000 Founder
Shares were transferred back to the Sponsor. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
(except as described below in Note 7 under “Derivative Warrant Liabilities-Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 26, 2022, we issued a convertible promissory instrument in the principal amount of up to $1.5 million to our Sponsor to fund our ongoing expense (the Working Capital Note”). Under the Working Capital Note the Working Capital Loans will either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds, and provide a waiver against any and all rights to seek access to funds in our trust account. The outstanding balance under the Working Capital Loans is reported at cost in the condensed financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of September 30, 2022 and December 31, 2021, the Company had $ 200,000 and $0, respectively, drawn under the Working Capital
Loans. In October 2022, the Company drew down an additional $290,000 under the Working Capital Loans.
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of 18 months to complete an initial Business Combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account of $0.10 per share of Class A common stock, for an aggregate of $2.3 million. Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest
bearing and payable upon the consummation of the initial Business Combination. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert the Extension Loans in whole or in part into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Administrative Support Agreement
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $164,000, respectively, of expenses under this agreement. As of September 30, 2022, and December 31, 2021, there was a $30,000 and $0 outstanding balance under this agreement, respectively, which has been included in the due to related party in the accompanying unaudited condensed balance sheets.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust
Account. For the three and nine months ended September 30, 2022, the Company recorded reimbursable expenses of approximately $27,000. There were no such expenses incurred for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021. As of September 30, 2022 and December 31, 2021, there was approximately
$21,000 and $0 balance outstanding, respectively, which have been included in the due to related party on the accompanying unaudited condensed balance sheets.
Note 5—Commitments and Contingencies
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
Underwriting Agreement
The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate was paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its right to the deferred underwriting commissions due under the underwriting agreement. The Company recognized approximately $7.8 million of the commissions waiver as a reduction to additional paid-in capital in the condensed statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $246,000 is recognized as a gain from extinguishment of deferred underwriting commissions on public warrants in the condensed statements of operations, which represents the original amount expensed in the Company’s initial public offering.
Note 6—Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 7—Derivative Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
redemption period.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$234,999,883	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$17,550	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$12,705	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-Public Warrants	$6,900,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$6,030,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 22, 2021 (inception) through September 30, 2022.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, except as discussed in Note 4, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements.

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

As of September 30, 2022, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2022 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of September 30, 2022, we had approximately $46,000 in cash and working deficit of approximately $392,000 (excluding franchise and income taxes payable).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and proceeds from a convertible promissory instrument (the “Instrument”) issued to the Company by the Sponsor on July 26, 2022. Pursuant to the Instrument, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. In August 2022, we borrowed $200,000 under the Instrument.

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

Results of Operations

Our entire activity from February 22, 2021 (inception) through September 30, 2022 was in preparation for our formation and the Initial Public Offering, and subsequent to the IPO, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2022, we had a net income of approximately $3,978,000, which consisted of approximately $246,000 of gain from extinguishment of deferred underwriting commissions on public warrants, approximately $3,202,000 of non-operating gain from the change in the fair value of derivative liabilities, and approximately $1,245,000 in income from investments held in trust account, partially offset by approximately $369,000 of general and administrative expenses, approximately $251,000 of income tax expense, and approximately $50,000 in franchise tax expense.

For the three months ended September 30, 2021, we had a net loss of approximately $6,000, which consisted of approximately $5,000 in general and administrative expenses and approximately $1,000 in franchise tax expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $13,217,000, which consisted of approximately $246,000 of gain from extinguishment of deferred underwriting commissions on public warrants, approximately $12,900,000 of non-operating gain from the change in the fair value of derivative liabilities, and approximately $1,550,000 in income from investments held in trust account, partially offset by approximately $879,000 of general and administrative expenses, approximately $287,000 of income tax expense, and approximately $148,000 in franchise tax expense.

For the period from February 22, 2021 (inception) through September 30, 2021, we had a net loss of approximately $12,000, which consisted of approximately $9,000 in general and administrative expenses and approximately $3,000 in franchise tax expense.

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

Underwriting Agreement

The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering, as filed with the SEC on November 5, 2021, and our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC or the annual report on Form 10-K for the year ended December 31, 2021.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with our Business Combination or should we liquidate.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax would generally be 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to adopt regulations and to provide other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, whether in connection with the extension, an initial Business Combination, liquidation or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” (Private Investment in Public Entity) or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax will need to be determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and our ability to complete our initial Business Combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description

3.1	Second Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

10.1	Administrative Services Agreement, dated April 11, 2022, between the Registrant and Mercato Management, LLC (3)

10.2	Promissory Instrument, dated July 26, 2022, between the Registrant and Mercato Partners Acquisition Group, LLC (4)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 13, 2021 (File No. 333-260219).
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 29, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

Mercato Partners Acquisition Corp.

By:	/s/ Greg Warnock

Name:	Greg Warnock
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Scott Klossner

Name:	Scott Klossner
Title:	Chief Financial Officer