Form 10-K
period 2022-12-31
Mercato Partners Acquisition Corp
filed 2023-04-04
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    N
o  ☐

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, FL
As

of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the closing price of the registrant’s Class A common stock, as reported on the Nasdaq Global Market, was $9.96. The aggregate market value of units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the shares on June 30, 2022, as reported on the Nasdaq Global Market, was $229,080,000.
As of April 3, 2023, there were
4,300,363 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

i

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“we,” “us,” “our,” “company” or “our company” are to Mercato Partners Acquisition Corporation, a Delaware corporation;

•	“amended and restated certificate of incorporation” are to our second amended and restated certificate of incorporation, as amended;

•	“board” are to our board of directors;

•	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“directors” are to the current directors and director nominees named in this report;

•

“equity-linked securities” are to any debt or equity securities that are convertible into, or exchangeable or exercisable for, shares of Class A common stock issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

•

“Extension Period” are to the five-month extension period that we have beyond 20 months if we extend the period of time to consummate a business combination, subject to the board’s election of five additional one-month extensions and our sponsor depositing additional funds into the trust account, pursuant to our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company as described in more detail in this report;

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

RISK FACTOR SUMMARY

Our business is subject to numerous risk and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock, including the full discussion of risks included in this Annual Report on Form 10-K. As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

•	our ability to meet Nasdaq’s listing standards before and after the initial business combination;

•	the potential tax implications of redemptions of our Class A common stock;

•	a new 1% U.S. federal excise tax could be imposed on us or New PubCo in connection with redemptions of our Class A Common Stock;

•	the Board did not obtain a fairness opinion in determining whether or not to proceed with the Business Combination with Nuvini;

•

since the Sponsor and our directors and executive officers have interests that are different, or in addition to (and which may conflict with), the interests of the public stockholders, a conflict of interest may have existed in determining whether the Business Combination with Nuvini is appropriate as its initial business combination. Such interests include that Sponsor will lose its entire investment in Mercato if an initial business combination is not completed;

•	the use of proceeds not held in the trust account of available to us from interest income on the trust account balance;

•	the trust account potentially being subject to claims of third parties;

•	any litigation, complaints and/or adverse publicity;

•	any changes in applicable laws or regulations; and

•

we may not be able to complete our initial business combination within 20 months from the closing of our IPO or the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants would expire worthless.

v

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

Our sponsor, Mercato Partners Acquisition Group, LLC, is controlled by Bullfrog Bay Trust (a family trust managed by the wife and two adult sons of Dr. Greg Warnock, our Chief Executive Officer and Chair of our board). As a result, we intend to appropriately leverage the full capabilities of the Mercato brand and its Traverse practice, and we expect to have access to their team, deal prospects and network, along with any necessary resources to aid in the identification, diligence and operational support of a target for our initial business combination.

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

Of the aggregate gross proceeds of $240,050,000, a total of $233,450,000, which includes $8,050,000 of deferred underwriting fees, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Our management team is led by Dr. Greg Warnock, our Chief Executive Officer and Chair of our board, and Mr. Scott Klossner, our Chief Financial Officer and Secretary. Collectively, management has more than 70 years of operational, financial, investment, transactional and corporate development experience. We must complete our initial business combination by July 8, 2023, which is 20 months from the closing of our IPO (or by December 8, 2023, if we extend the period of time to consummate a business combination by five months, subject to the election of five additional one-month extensions and our sponsor depositing additional funds into the trust account pursuant to the amended and restated certificate of incorporation). If our initial business combination is not consummated within the allotted time, then our existence will terminate, and we will distribute all amounts in the trust account.

Recent Developments

Extension Proposal

On February 3, 2023, we convened a special meeting of stockholders at which a proposal (the “Extension Amendment Proposal”) to extend the date by which we have to complete an initial business combination from February 8, 2023 to July 8, 2023 (or December 8, 2023, subject to the election of five additional one-month extensions) was approved. In connection with the special meeting, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $193,164,942 (approximately $10.33 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the Extension Amendment Proposal, we issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. In order to further extend the period we have to complete our initial business combination beyond the 8th of a given month until December 8, 2023, our Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. On February 7, 2023, $675,000 was deposited into the trust account by our Sponsor.

Business Combination Agreement with Nuvini

On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), pursuant to which, among other things, holders of Nuvini’s ordinary shares, par value $0.00001 per share, of Nuvini ( “Nuvini Ordinary Shares”), prior to the closing will contribute (the “Contribution”) to New PubCo all of the issued and outstanding Nuvini Ordinary Shares in exchange for newly issued ordinary shares, par value $0.00001 per share, of New PubCo (“New Nuvini Ordinary Shares”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned, direct subsidiary of an indirect wholly-owned subsidiary of New PubCo (the “Merger” and together with the Exchange and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). The Business Combination is expected to be consummated in the third quarter of 2023, subject to the fulfillment of certain conditions (the “Closing”). Subject to the terms of the Business Combination Agreement, the aggregate merger consideration with respect to the holders of issued and outstanding Nuvini ordinary shares (the “Nuvini Shares”) held by the Nuvini shareholders will be contributed in kind to New PubCo, and the Nuvini shareholders will subscribe and be issued in exchange for such Nuvini Shares, the Aggregate Company Shareholder Consideration (defined as a number of New PubCo Ordinary Shares equal to the product of (a) the number of Nuvini Shares outstanding at 5:00 p.m., New York time on the business day preceding the date of the Closing (the “Contribution Effective Time”) multiplied by (b) the Exchange Ratio). For additional information regarding the Business Combination Agreement, see the Company’s Current Reports on Form 8-K filed on February 27, 2023, and the Company’s preliminary proxy statement to be filed with the Securities and Exchange Commission (the “SEC”).

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, which will terminate and be of no further force and effect as of the Closing.

Covenants

The Business Combination Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining necessary approvals from governmental agencies (including U.S. federal antitrust authorities), (iii) prohibitions on the parties soliciting alternative transactions, (iv) our Company preparing and filing a registration statement on Form F-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of our stockholders to vote in favor of certain matters (the “Mercato Stockholder Matters”), including the adoption of the Business Combination Agreement and approval of the Business Combination, at a special meeting to be called therefor (the “Special Meeting”), and (v) the protection of, and access to, confidential information of the parties.

Conditions to Closing

The consummation of the Business Combination is subject to customary closing conditions, including, among others: (i) approval by our and Nuvini’s respective stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force, (iv) our Company having at least $5,000,001 of net tangible assets as of the Closing, (v) receipt of approval for listing on the Nasdaq Global Market of the shares of Mercato Class A common stock to be issued in connection with the v, (vi) the effectiveness of the registration statement on Form F-4, (vii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations and (viii) solely as relates to Nuvini’s obligation to consummate the Transactions, our Company having at least $10,000,000 of available cash at the Closing.

Termination

The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination under certain circumstances, including, among others, (i) by written consent of Nuvini and us, (ii) by either us or Nuvini if the Merger has not occurred by July 8, 2023 (as may be extended pursuant to our amended and restated certificate of incorporation), (iii) by us or Nuvini if we have not obtained the required approval of our stockholders, and (iv) by us if Nuvini has not obtained the required approval of its shareholders.

Related Agreements

Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, we, our Sponsor, our independent directors, certain former stockholders of Nuvini and the other parties thereto will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which we will agree to register for resale certain shares of its common stock and other equity securities that are held by the parties thereto from time to time.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with our Sponsor, Nuvini, New PubCo and certain of our stockholders (together with the Sponsor, the “Initial Stockholders), pursuant to which the Initial Stockholders agreed, among other things, (i) to vote all shares of common stock beneficially owned by them in favor of each of the proposals at the Special Meeting, (ii) to vote against any proposal that would impede the business combination and (iii) waive any anti-dilution rights in our governing documents with respect to any founder shares. In addition, New PubCo agreed to indemnify the Sponsor from and against certain liabilities relating to the Business Combination for a period of six years after the Closing.

Nuvini Shareholder Voting and Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into a Shareholder Voting and Support Agreement with Nuvini, New PubCo and certain Nuvini shareholders party thereto (the “Nuvini Shareholder Voting and Support Agreement”). Pursuant to the Nuvini Shareholder Voting and Support Agreement, certain Nuvini shareholders agreed to, among other things, (i) vote to adopt and approve, upon the effectiveness of the registration statement /proxy statement to be filed in connection with the contemplated business combination, the Business Combination Agreement and all other documents and transactions contemplated thereby and (ii) vote against any proposals that run counter to any provision of the Nuvini Shareholder Voting and Support Agreement or to the consummation of the business combination, in each case, subject to the terms and conditions of the Nuvini Shareholder Voting and Support Agreement. The Nuvini Shareholder Voting and Support Agreement will terminate in its entirety, and be of no further force or effect, upon the termination of the Merger Agreement if the Closing does not occur.

Contribution Agreement

The Business Combination Agreement contemplates that New PubCo and the holders of Nuvini Shares (such holders collectively, the “Nuvini Shareholders”) enter into a Contribution and Exchange Agreement (the “Contribution Agreement”), under which we will be a third-party beneficiary. Pursuant to the Contribution Agreement, Nuvini’s shareholders will, at the Contribution Effective Time, contribute to New PubCo all of the issued and outstanding Nuvini ordinary shares and, after giving effect to the exchange, Nuvini will become a direct, wholly-owned subsidiary of New PubCo.

Lock-up Agreement

Pursuant to the Business Combination Agreement, at the Closing, New PubCo and each of the Nuvini shareholders to be identified on Exhibit A thereto (including all of Nuvini’s directors and officers and certain shareholders) (the “Holders”) will enter into a Lock-up Agreement (the “Lock-up Agreement”) substantially in the form attached as Exhibit C to the Business Combination Agreement. Pursuant to the terms of the Lock-up Agreement, and subject to certain exceptions therein, the securities held by each of the Holders will be locked-up for one year following the Closing, subject to earlier release if (i) the last reported sale price per New PubCo’s ordinary share equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if New PubCo consummates a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of New PubCo’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. If the date that is one year from the Closing Date is scheduled to be during, or within five trading days prior to, the Blackout Period (defined as a broadly applicable and regularly scheduled period during which trading in New PubCo’s securities would not be permitted under New PubCo’s insider trading policy), the lock-up period will end ten trading days prior to such Blackout Period.

The foregoing descriptions of the Business Combination Agreement, Registration Rights Agreement, Sponsor Support Agreement, Nuvini Shareholder Voting and Support Agreement, Contribution Agreement and Lock-up Agreement and the transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements, copies of which are respectively filed as Exhibits 2.1, 10.1, 10.2, 10.3, 10.4 and 10.5 to our Current Report on Form 8-K filed on February 27, 2023. The aforementioned agreements and the foregoing descriptions thereof have been included to provide investors and stockholders with information regarding the terms of such agreements. They are not intended to provide any other factual information about the parties to the respective agreements. The respective representations, warranties and covenants contained in such agreements were made only as of specified dates for the purposes of each such agreement, were solely for the benefit of the parties to each such agreement and may be subject to qualifications and limitations agreed upon by such parties. In particular, in reviewing the respective representations, warranties and covenants contained in each such agreement and discussed in the respective foregoing description, it is important to bear in mind that such representations, warranties and covenants were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and reports and documents filed with the SEC, and, with respect to the Business Combination Agreement, are also qualified in important part by confidential disclosure schedules delivered by the parties to each other in connection with the Business Combination Agreement. Investors and stockholders are not third-party beneficiaries under the Business Combination Agreement or other foregoing agreements except as expressly contemplated therein. Accordingly, investors and stockholders should not rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties and covenants may change after the date of the Business Combination Agreement and each such other agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

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

Business Strategy

Our acquisition strategy is rooted in a multi-faceted and proactive approach to identifying potential target businesses, which we believe is complementary to the value-creating capabilities and strengths of Mercato. Specifically, we plan to seek investment opportunities in geographies that lack adequate resident sources of growth capital yet possess a breadth of dynamics to cultivate an entrepreneurial environment capable of supporting high-growth companies at scale. Key identifiers include the presence of research universities, Fortune 500 companies and a network of early-stage venture investors as well as a young and well-educated workforce and a local government that is generally supportive of business founders and growth. Regions that we believe meet these criteria today include: the Intermountain, Midwest, Southern California and Texas, though we reserve the right to pursue an acquisition opportunity in any business, industry or geography.

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

Based on operational and investment experience with companies in underserved regions, Traverse has purposefully developed a series of operational playbooks that it has found to be most impactful on high-growth companies. The team has demonstrated domain expertise in accelerating sales, establishing marketing positioning, optimizing human capital at scale, developing customer value, and supporting strategic leadership. Mercato has sourced a significant number of portfolio companies through entrepreneurial relationships and private equity contacts. We plan to leverage Mercato’s reputation and experience to identify potential target companies that fall outside of Traverse’s specific investment strategy.

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

Financial Position

With funds available for a business combination initially in the amount of $236.2 million, as of December 31, 2022, which assumes no redemptions, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using the remaining cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Moreover, we will seek stockholder approval for the Business Combination and Business Combination Agreement with Nuvini. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

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

Our amended and restated certificate of incorporation will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 8, 2023, which is 20 months from the closing of our IPO (or by December 8, 2023, if we extend the period of time to consummate a business combination by five months, subject to the election of five additional one-month extensions and our sponsor depositing additional funds into the trust account pursuant to the amended and restated certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the time of 20 months from the closing of our IPO or during the Extension Period to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, and our warrants will expire worthless if we fail to complete our initial business combination within 20 months from the closing of our IPO or the Extension Period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 20 months from the closing of our IPO or the Extension Period. However, if they acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 20 months from the closing of our IPO or the Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 20 months from the closing of our IPO or the Extension Period, unless, in each case, we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 20 months from the closing of our IPO or the Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 20 months from the closing of our IPO or the Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 20 months from the closing of our IPO or the Extension Period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 20 months from the closing of our IPO or the Extension Period or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001, either prior to or upon consummation of an initial business combination and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•

if our initial business combination is not consummated within 20 months from the closing of the or the Extension Period, then our existence will terminate and we will distribute all amounts in the trust account; and

•

prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 20 months from the closing of our IPO or the Extension Period or (y) amend the foregoing provisions.

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

Periodic Reporting and Financial Information

We have filed a registration statement on Form 8-A covering our Units, Class A common stock and public warrants with the SEC to register those securities under Section 12 of the Exchange Act and, accordingly, we have various reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within 20 months from the closing of our IPO or the Extension Period. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Form S-1 dated October 13, 2021, Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2022 and the section titled “Risk Factors” contained in our Registration Statement on Form F-4, as the same may be amended or supplemented, to be filed in connection with our contemplated initial business combination. Other than the risks described in the above-referenced filings, the Company is subject to the following risks:

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

We may not be able to effect the business combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Business Combination Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the anticipated business combination with Nuvini fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by July 8, 2023 or the expiration of the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Nuvini took a substantial amount of time, and if the business combination with Nuvini fails, we may not be able to find a suitable target business and complete our initial business combination within the prescribed period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we are unable to complete a business combination by July 8, 2023 or the expiration of the Extension Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

(b) Holders

On March 28, 2022, there was one holder of record of our Units, one holder of record of our shares of Class A common stock, four holders of record of our shares of Class B common stock and two holders of record of our warrants.

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

Of the aggregate gross proceeds of $240,050,000, a total of $233,450,000, which included $8,050,000 of deferred underwriting fees that the underwriter irrevocably waived on August 1, 2022, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the proceeds from the IPO and the Private Placement held in the trust account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 20 months from the closing of the IPO (or an additional five months beyond the initial 20 months, if the Company extends the period of time to consummate a business combination, subject to the election of five additional one-month extensions and our sponsor depositing additional funds into the trust account pursuant to the amended and restated certificate of incorporation) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it has not completed its business combination within 20 months from the closing of the IPO or during the Extension Period, subject to applicable law. While 23,000,000 shares of our Class A Common Stock were subject to possible redemption by stockholders as of December 31, 2022, 18,699,637 shares of our Class A Common Stock were redeemed in connection with the extension meeting, which resulted in 4,300,363 outstanding shares of Class A Common Stock. The net proceeds of our IPO and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 of this Form 10-K.

Item 6.	Selected Financial Data

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2022, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2022 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.

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

We will provide our holders of the public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of a business combination either (i) in connection with a stockholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a business combination or conduct a tender offer will be made by us, solely in its discretion. The public stockholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the trust account. All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the public shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes in redemption value immediately. The changes in redemption value are recognized as a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit. While redemptions cannot cause our net tangible assets to fall below $5,000,001, all of the public shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

We will have 20 months from the closing of the Initial Public Offering, or July 8, 2023, to consummate an initial business combination. In connection with the special meeting approving the extension, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $193,164,942 (approximately $10.33 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the extension, we issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months, the Sponsor or its affiliates or designees deposited into the Trust Account $0.157 per Public Share, or $675,000 in the aggregate. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $135,000 and (y) $0.045 for each public share that is not redeemed in connection with the special meeting.

If we are unable to complete a business combination within 20 months from the closing of the Initial Public Offering or a potential five-month extension period (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement with Nuvini

On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”). For more information about the Business Combination Agreement, see the section titled “Item 1—Recent Developments—Business Combination Agreement with Nuvini”.

Going Concern Consideration

As of December 31, 2022, we have had approximately $53,000 in cash and working capital deficit of approximately $2.0 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and proceeds from a convertible promissory instrument (the “Instrument”) issued to the Company by the Sponsor on July 26, 2022. Pursuant to the Instrument, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. As of December 31, 2022 and 2021, there were $740,000 and $0, respectively outstanding under the Instrument.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 8, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Results of Operations

Our entire activity from February 22, 2021 (inception) through December 31, 2022 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2022, we had a net income of approximately $13,732,000, which consisted of approximately $246,000 of gain from extinguishment of deferred underwriting commissions on public warrants, approximately $12,607,000 of non-operating gain from the change in the fair value of derivative liabilities, and approximately $3,491,000 in income from investments held in trust account, partially offset by approximately $1,729,000 of general and administrative expenses, approximately $684,000 of income tax expense, and approximately $198,000 in franchise tax expense.

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

Redeemable Class A Common Stock

All of the shares of Class A common stock sold as parts of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. We classified all of the shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, we recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for us in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. we are still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting were not effective at December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

NAME	AGE	POSITION
Greg Warnock	63	Chief Executive Officer and Chair of the Board
Scott Klossner	66	Chief Financial Officer and Secretary
Greg Butterfield	63	Director
Michael Rosen	62	Director

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

Greg Butterfield is one of our directors. Mr. Butterfield brings over 25 years of executive and investment experience to our team. Mr. Butterfield founded Lumio Home Services, LLC in December 2020 and has served as Lumio’s Chief Executive Officer since September 2021. Mr. Butterfield is the founder and current managing partner of SageCreek Partners LLC, and he also serves on the board of directors of Focus Universal, Inc. Prior to SageCreek, he fulfilled multiple executive level operating positions in technology related businesses taking two companies public as chief executive officer (Altiris and Vivint Solar). After joining Altiris in February 2000, Mr. Butterfield guided the company to eight consecutive years of revenue growth and profitability. In Mr. Butterfield’s first year with Altiris, annual revenues were $3 million; in 2007, annual revenues exceeded $300 million. During his time at Altiris, he assisted with the successful initial public offering in 2002 and was a driving force behind eleven acquisitions. Mr. Butterfield was inducted into the Utah Technology Hall of Fame in 2009 and invited to the 2006 and 2007 World Economic Forum as a Technology Pioneer. He was also the winner of the 2002 Ernst and Young Entrepreneur of the Year award and served as the chairman of the board of the Utah Information Technology Association from 2003 to 2005. Mr. Butterfield spent several years as Board of Trustee member for Utah Valley University and Chairman of UVU Board of trustees. Mr. Butterfield received a B.S. in business administration, finance from Brigham Young University. We believe Mr. Butterfield is well qualified to serve on our board due to his extensive corporate finance and management experience.

Michael Rosen is one of our directors. Mr. Rosen brings over 35 years of investment, fund management and restaurant operational experience to our board. He currently serves as the co-chairman, chief executive officer and co-founder of Context Capital Management, LLC, an SEC registered investment advisory company with $925 million in assets under management that specializes in capital structure arbitrage. Mr. Rosen is also the owner of the San Diego-based restaurants Juniper and Ivy and the Crack Shack. Previously, Mr. Rosen was the co-principal owner of Rochester Capital Advisors, LP and FMC, Inc., the two investment advisers to The Rochester Funds, a mutual fund company specializing in the management of convertible securities and high-yield municipal bonds. From 1996 to 2000, Mr. Rosen served as a Portfolio Manager and President of the Rochester Division of OppenheimerFunds, Inc. BusinessWeek named Mr. Rosen the “Best Bond Fund Manager” in 1992. Mr. Rosen has served on the board of a variety of organizations including on the Board of Trustees for the University of Rochester, Entravision, Global Locate, Inc., Danskin, Inc. and Palmer R. Chitester Fund. He received a B.A. in Economics and an MBA in Finance and Marketing from the University of Rochester in 1981 and 1983, respectively. Mr. Rosen is also a Chartered Financial Analyst. We believe Mr. Rosen is well qualified to serve on our board due to his extensive advisory, transactional and principal investment experience.

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

Audit Committee

Messrs. Butterfield and Rosen serve as members of our audit committee, and Mr. Rosen chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriter.

Each member of the audit committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, our board has determined that Mr. Rosen qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Joshua James, a former member of our board of directors, resigned from the board of directors on July 19, 2022. Mr. James, who was an independent director, served as a member of the audit committee of the Board at the time of his resignation. On July 21, 2022, we notified Nasdaq that due to Mr. James’ resignation, we are no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the audit committee to be comprised of a minimum of three independent directors. Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), we are entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), which cure period will expire at the earlier of our next annual meeting of stockholders (the “Annual Meeting”) or July 19, 2023. On November 17, 2022, Nasdaq issued a letter to us confirming our noncompliance with Nasdaq Listing Rule 5605 and informing us of the cure periods. We intend to appoint an additional independent director to the Board and the Audit Committee prior to the end of the cure periods.

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

In March 2021, we issued 40,000 founder shares to each of Greg Butterfield, Joshua James and Michael Rosen, our independent directors (including the deemed beneficial ownership of 40,000 founder shares held by Context Partners Master Fund, L.P., an affiliated entity of Mr. Rosen, and excluding 40,000 founder shares that automatically reverted to our sponsor upon the resignation of Mr. James from our board in July 2022, pursuant to his initial securities assignment agreement with our sponsor), and 35,000 founder shares to Mr. Klossner. In February 2023, our sponsor transferred (i) an additional 35,000 founder shares to Mr. Klossner and (ii) an aggregate of 25,000 founder shares to two service providers employed by an entity affiliated with our sponsor, resulting in an aggregate of 175,000 founder shares outstanding and held by our initial stockholders. Additionally, at the closing of our IPO on November 8, 2021, we issued 9,000,000 warrants and, upon full exercise of the underwriter’s over-allotment option consummated on November 23, 2021, an additional 1,050,000 warrants, at a purchase price of $1.00 per private placement warrant, to our sponsor.

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

In the table below, percentage ownership is based on 10,050,363 shares of our common stock, consisting of (i) 4,300,363 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of the date of this report. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Shares
Mercato Partners Acquisition Group, LLC (2)(3)	—	—	5,575,000	97.0%	55.5%
Greg Warnock (2)(3)	—	—	5,575,000	97.0%	55.5%
Scott Klossner (2)	—	—	70,000	1.2%	*
Greg Butterfield (2)	—	—	40,000	*	*
Michael Rosen (2)(4)	—	—	40,000	*	*
All directors and executive officers as a group (4 individuals)(2)	—	—	5,725,000	99.6%	57.0%
Other 5% Stockholders
Entities affiliated with Weiss Asset Management (5)	550,000	12.8%	—	—	5.5%
Entities affiliated with Saba Capital Management (6)	216,301	5.0%			2.2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2750 E. Cottonwood Parkway, Suite 500, Cottonwood Heights, Utah 84121.

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

(5)

According to a Schedule 13G/A filed on February 10, 2023, Weiss Asset Management LP (“Weiss Asset Management”) is the sole investment manager to a private investment partnership, (the “Partnership”) and private investment funds (“Funds”), and reflecting the redemption of 17,383 shares of Class A common stock in connection with the Extension Amendment Proposal. WAM GP LLC (“WAM GP”) is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported therein as beneficially owned by each except to the extent of their respective pecuniary interest therein. Each of the WAM GP, Weiss Asset Management, and Andrew Weiss share voting and dispositive power over the securities reported above, and each share a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(6)

According to a Schedule 13G/A filed on February 14, 2023, Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). Each of the Reporting Persons share voting and dispositive power over the securities reported above, and each share a business address of 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 4, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 units if the underwriter’s over-allotment option was exercised in full, which occurred on November 19, 2021, and therefore that such founder shares would represent 20% of the outstanding shares of common stock. In March 2021, each of our independent director nominees were transferred 40,000 founder shares (including the deemed beneficial ownership of 40,000 founder shares held by Context Partners Master Fund, L.P., an affiliated entity of Mr. Rosen, and excluding 40,000 founder shares that automatically reverted to our sponsor upon the resignation of Mr. James from our board in July 2022, pursuant to his initial securities assignment agreement with our sponsor) and our Chief Financial Officer was transferred 35,000 founder shares. In February 2023, our sponsor transferred (i) an additional 35,000 founder shares to Mr. Klossner and (ii) an aggregate of 25,000 founder shares to two service providers employed by an entity affiliated with our sponsor, resulting in an aggregate of 175,000 founder shares outstanding and held by our initial stockholders. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our sponsor has advanced funds to us for working capital purposes, including $740,000 as of March 1, 2023. These outstanding advances have been documented in a promissory instrument, dated July 26, 2022 (the “Instrument”) issued by us to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor (including those amounts which are currently outstanding). In addition, the Sponsor has advanced funds to Mercato for the deposit of funds into the trust account to extend the time we have to consummate a business combination pursuant to approval of the Extension Amendment Proposal, including $675,000 as of March 1, 2023. These outstanding advances have been documented in a promissory instrument, dated February 3, 2023 (the “Extension Instrument” and together with the Instrument, the “Promissory Instruments”). The Promissory Instruments are non-interest bearing, unsecured and due and payable in full on the earlier of the date we consummate our initial business combination and the date that winding up of our business is effective. If we do not complete our initial business combination within the Extension Period, we may use a portion of our working capital held outside the trust account to repay such advances and any other working capital advances made to us, but no proceeds held in the trust account would be used to repay such advances and any other working capital advances made to us, and such related party may not be able to recover the value it has loaned to us and any other working capital advances it may make.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our management team, directors, sponsor or any of their affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. On July 26, 2022, we issued the Instrument in the principal amount of up to $1.5 million to our sponsor to fund our ongoing expense. Under the Instrument, the Working Capital Loans will either be repaid upon consummation of the Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. On February 3, 2023, we convened a special meeting of stockholders at which the Extension Amendment Proposal was approved. In connection with the special meeting, we provided our stockholders the opportunity to redeem all or a portion of their Class A Common Stock, and stockholders holding 18,699,637 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $193,164,942 (approximately $10.33 per share) was removed from the trust account to pay such redeeming holders. In connection with the approval of the Extension Amendment Proposal, we issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,350,000. The Extension Instrument bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our Business Combination or (b) the date of the liquidation of our business.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, totaled approximately $134,000 and $53,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We paid Marcum audit-related fees of approximately $0 and $35,000 for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description

2.1	Business Combination Agreement, dated February 26, 2023, by and among Mercato Partners Acquisition Corporation, Nuvini Holdings Limited, Nvni Group Limited and Nuvini Merger Sub, Inc. (1)

3.1	Second Amended and Restated Certificate of Incorporation (2)

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation (3)

3.3	Bylaws (4)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Class A Common Stock Certificate (4)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

4.5	Description of Securities (3)

10.1	Promissory Note, dated March 4, 2021, issued to Mercato Partners Acquisition Group, LLC (2)

10.2	Letter Agreement among the Registrant and the Registrant’s officers and directors and Mercato Partners Acquisition Group, LLC (2)

10.3	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)

10.4	Amendment No. 1 to the Investment Management Trust Agreement, dated February 3, 2023, entered into between the Company and Continental Stock Transfer & Trust Company. (6)

10.5	Registration Rights Agreement between the Registrant and certain securityholders (2)

10.6	Securities Subscription Agreement, dated March 4, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (4)

10.7	Amendment No. 1 to Securities Subscription Agreement, dated June 8, 2021, between the Registrant and Mercato Partners Acquisition Group, LLC (4)

10.8	Private Placement Warrants Subscription Agreement between the Registrant and Mercato Partners Acquisition Group, LLC (2)

10.9	Form of Indemnity Agreement (4)

10.10	Administrative Services Agreement, dated April 11, 2022, between the Registrant and Mercato Management, LLC (3)

10.11	Promissory Instrument, dated July 26, 2022, between the Registrant and Mercato Partners Acquisition Group, LLC (5)

10.12	Promissory Instrument, dated February 3, 2023, between the Registrant and Mercato Partners Acquisition Group, LLC (6)

10.13	Form of Contribution and Exchange Agreement to be entered by and among Nvni Group Limited and all of the shareholders of Nuvini Holdings Limited (1)

10.14	Sponsor Support Agreement, dated as of February 26, 2023, by and among Mercato Partners Acquisition Group, LLC, the persons listed on Schedule I thereto, Mercato Partners Acquisition Corporation, Nuvini Holdings Limited and Nvni Group Limited (1)

10.15	Shareholder Voting and Support Agreement, dated as of February 26, 2023, by and among Mercato Partners Acquisition Corporation, Nuvini Holdings Limited and the other parties signatory thereto (1)

10.16	Form of Lock-up Agreement to be entered by and between Nvni Group Limited and each of the stockholders of the Company to be listed on Exhibit A thereto (1)

10.17	Form of Registration Rights Agreement to be entered by and among Nvni Group Limited, Mercato Partners Acquisition Group, LLC, certain parties set forth on Exhibit A thereto and certain former shareholders of Nuvini Holdings Limited set forth on Exhibit B thereto (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 27, 2023.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2021.
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 13, 2021 (File No. 333-260219).
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 29, 2022.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2023	Mercato Partners Acquisition Corp.

	By:	/s/ Greg Warnock
	Name:	Greg Warnock
	Title:	Chief Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Greg Warnock Greg Warnock	Chief Executive Officer and Chair of the Board (Principal Executive Officer)	April 3, 2023

/s/ Scott Klossner Scott Klossner	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 3, 2023

/s/ Greg Butterfield Greg Butterfield	Director	April 3, 2023

/s/ Michael Rosen Michael Rosen	Director	April 3, 2023

MERCATO PARTNERS ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period From February 22, 2021 (inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2022 and for the Period From February 22, 2021 (inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period From February 22, 2021 (inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Mercato Partners Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mercato Partners Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
April 3, 2023

MERCATO PARTNERS ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$52,955	$387,206
Prepaid expenses - current	103,491	478,734

Total current assets	156,446	865,940
Prepaid expenses - non current	—	42,295
Investments held in Trust Account	236,940,614	233,450,000

Total Assets	$237,097,060	$234,358,235

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$248,571	$86,149
Accrued expenses	272,711	133,172
Due to related party	3,275	—
Income tax payable	524,799	—
Franchise tax payable	167,523	37,022
Deferred tax liabilities	158,801	—
Convertible working capital loan - related party	740,000	—

Total current liabilities	2,115,680	256,343
Derivative liabilities	323,250	12,930,000
Deferred underwriting commissions	—	8,050,000

Total Liabilities	2,438,930	21,236,343
Commitments and Contingencies
Class A common stock subject to possible redemption; 23,000,000 shares at redemption value of approximately $10.26 and $10.15 per share as of December 31, 2022 and 2021, respectively	235,921,638	233,450,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(1,264,083)	(20,328,683)

Total stockholders’ deficit	(1,263,508)	(20,328,108)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,097,060	$234,358,235

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From February 22, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$1,520,172	$231,911
General and administrative expenses - related party	209,000	—
Franchise tax expenses	198,355	37,022

Loss from operations	(1,927,527)	(268,933)
Other income:
Change in fair value of derivative liabilities	12,606,750	124,990
Gain from extinguishment of deferred underwriting commissions on public warrants	245,525	—
Income from investments held in Trust Account	3,490,614	—
Offering costs associated with derivative liabilities	—	(447,881)

Net income (loss) before income taxes	14,415,362	(591,824)
Income tax expense	(683,599)	—

Net income (loss)	$13,731,763	$(591,824)

Weighted average shares outstanding of Class A common stock, basic and diluted	23,000,000	3,862,620

Basic and diluted net loss per share, Class A common stock	$0.48	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	4,943,291

Basic and diluted net loss per share, Class B common stock	$0.48	$(0.07)

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,961,710	—	3,961,710
Accretion of Class A common stock to redemption amount	—	—	—	—	(3,986,135)	(19,736,859)	(23,722,994)
Net loss	—	—	—	—	—	(591,824)	(591,824)

Balance - December 31, 2021	—	—	5,750,000	575	—	(20,328,683)	(20,328,108)
Extinguishment of deferred underwriting commissions on public shares	—	—	—	—	7,804,475	—	7,804,475
Reclass from additional paid-in capital to accumulated deficit	—	—	—	—	(7,804,475)	7,804,475	—
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(2,471,638)	(2,471,638)
Net income	—	—	—	—	—	13,731,763	13,731,763

Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(1,264,083)	$(1,263,508)

The accompanying notes are an integral part of these financial statements.

MERCATO PARTNERS ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From February 22, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$13,731,763	$(591,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	4,578
Change in fair value of derivative liabilities	(12,606,750)	(124,990)
Offering costs associated with derivative liabilities	—	447,881
Gain from extinguishment of deferred underwriting commissions on public warrants	(245,525)	—
Income from investments held in Trust Account	(3,490,614)	—
Changes in operating assets and liabilities:
Prepaid expenses	417,538	(521,029)
Accounts payable	209,222	53,349
Accrued expenses	228,031	30,681
Due to related party	3,275	—
Income tax payable	524,798	—
Deferred tax liabilities	158,801	—
Franchise tax payable	130,501	37,022

Net cash used in operating activities	(938,960)	(664,332)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(233,450,000)

Net cash used in investing activities	—	(233,450,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	40,000
Repayment of promissory note from related party	—	(162,202)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	10,050,000
Proceeds from convertible working capital loan	740,000	—
Offering costs paid	(135,291)	(5,451,260)

Net cash provided by financing activities	604,709	234,501,538

Net change in cash	(334,251)	387,206
Cash - beginning of the period	387,206	—

Cash - end of the period	$52,955	$387,206

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$503,966
Offering costs included in accrued expenses	$—	$8,500
Offering costs paid by related party under promissory note	$—	$117,624
Deferred underwriting commissions in connection with initial public offering	$—	$8,050,000
Extinguishment of deferred underwriting commissions on public shares	$7,804,475	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash
fluctuations in its statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), pursuant to which, among other things, holders of Nuvini’s ordinary shares, par value $0.00001 per share, of Nuvini ( “Nuvini Ordinary Shares”), prior to the closing will contribute (the “Contribution”) to New PubCo all of the issued and outstanding Nuvini Ordinary Shares in exchange for newly issued ordinary shares, par value $0.00001 per share, of New PubCo (“New Nuvini Ordinary Shares”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned, direct subsidiary of an indirect wholly owned subsidiary of New PubCo (the “Merger” and together with the Exchange and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). See Note 10.

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

The Company will have 20 months (including five months extension) from the closing of the Initial Public Offering, or July 8, 2023, to consummate an initial Business Combination. In connection with the extension, Public Stockholders were provided the opportunity to vote on and redeem their shares. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months, the Sponsor or its affiliates or designees deposited into the Trust Account $0.157 per Public Share, or $675,000 in the aggregate. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $135,000 and (y) $0.045 for each public share that is not redeemed in connection with the special meeting.
If the Company is unable to complete a Business Combination within 20 months from the closing of the Initial Public Offering or a potential five-month extension period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then- outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as Stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining Stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

Going Concern Consideration
As of December 31, 2022, the Company had approximately $53,000 in cash and working capital deficit of approximately $2.0 million.
On July 26, 2022, the Company entered into a convertible promissory instrument with the Sponsor (the “Instrument”). Pursuant to the Instrument, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. As of December 31, 2022 and 2021, there were $740,000 and $0, respectively outstanding under the Instrument (see Note 4).
In connection with management’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40
“Presentation of Financial Statements—Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2022 and 2021.
Cash Held in Trust Account
As of December 31, 2022 and 2021, the Company had approximately $236.9 million and $233.5 million, respectively in cash held in the Trust Account.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation (FDIC) coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Working Capital Loan Option
On July 26, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company pursuant to a convertible promissory instrument (the “Instrument”). At the option of the Sponsor, the outstanding principal of $1,5000,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principal of the Instrument divided by $1.00. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants is as an embedded derivative under ASC 815 and is required to be separately measured at fair value with subsequent changes in fair value recognized in the Company’s statements of operations for each reporting period until the loan is repaid or converted.

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and over-allotment that were directly related to the Initial Public Offering and over-allotment. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and over-allotment based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering and over-allotment.
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
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Class A common subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,294)
Plus:
Remeasurement on Class A common stock subject to possible redemption	23,722,994

Class A common stock subject to possible redemption, December 31, 2021	233,450,000
Remeasurement on Class A common stock subject to possible redemption	(2,471,638)

Class A common stock subject to possible redemption, December 31, 2022	$235,921,638

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For The Year Ended December 31, 2022		For The Period From February 22, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$10,985,410	$2,746,353	$(259,598)	$(332,227)
Denominator:
Basic and diluted weighted average common stock outstanding	23,000,000	5,750,000	3,862,620	4,943,291

Basic and diluted net income (loss) per common stock	$0.48	$0.48	$(0.07)	$(0.07)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.
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

In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares by the Sponsor. On July 19, 2022, one of the independent director resigned as a member of the board of directors of the Company and as a result 40,000 Founder Shares were transferred back to the Sponsor. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Related Party Loans
Promissory Note
On March 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. As of November 8, 2021 (date of Initial Public Offering), the Company borrowed approximately $162,000 under the Note. The Company fully repaid the Note as of November 12, 2021. As of December 31, 2022 and 2021 there was no outstanding balance on the Note.

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 26, 2022, we issued a convertible promissory instrument in the principal amount of up to $1.5 million to our Sponsor to fund our ongoing expense (the Working Capital Note”). Under the Working Capital Note the Working Capital Loans will either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds, and provide a waiver against any and all rights to seek access to funds in our trust account. The outstanding balance under the Working Capital Loans is reported at cost in the financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of December 31, 2022 and 2021, the Company had $740,000 and $0, respectively, drawn under the Working Capital Loans.
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional five months (for a total of 25 months to complete an initial Business Combination), as described in Note 1. In connection with the approval of the extension, the Company issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000
; see Note 10
. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. On February 7, 2023, in connection with such extension, the Sponsor loaned the Company the required funds to deposit into the Trust Account of $0.157 per share of Class A common stock, for an aggregate of $675,000. In order to further extend the period the Company has to complete the initial Business Combination beyond the 8th of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert up to $760,000 of loans under the Extension Note in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Extension Note.
Advances from Related Parties
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the year ended December 31, 2022, the Company incurred $209,000 of expenses under this agreement. As of December 31, 2022 and 2021, there were
no amounts outstanding under this agreement, respectively.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the year December 31, 2022, the Company recorded reimbursable expenses of approximately $51,000. There were no such expenses incurred for the period from February 22, 2021 (inception) through December 31, 2021. As of December 31, 2022 and 2021, there was approximately $26,000 and $0 balance outstanding, respectively, which have been included in the due to related party on the accompanying balance sheets.

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
Underwriting Agreement
The underwriter received an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate was paid upon the closing of the Initial Public Offering and over-allotment. An additional fee of $0.35 per Unit, or $8.05 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. On August 1, 2022, the underwriter irrevocably waived its right to the deferred underwriting commissions due under the underwriting agreement. The Company recognized approximately $7.8 million of the commissions waiver as a reduction to additional paid-in
capital in the statements of changes in stockholders’ deficit for the year ended December 31, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $246,000 was recognized as a gain from extinguishment of deferred underwriting commissions on public warrants in the statements of operations, which represents the original amount expensed in the Company’s initial public offering.
Advisory Agreement
On October 11, 2022, the Company entered into a letter agreement with Maxim Group LLC (“Maxim”) in which the company retains Maxim to provide strategic and capital markets advisory services. As compensation for such services, the Company is to pay Maxim advisory fees as defined in the agreement which become payable upon the consummation of the Business Combination.
Note 6 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
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
Note 7 — Derivative Warrant Liabilities
As of December 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, December 31, 2022 and 2021, by level within the fair value hierarchy:
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$236,940,614	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$172,500	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$150,750	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-Public Warrants	$6,900,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$6,030,000	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in December 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period from February 22, 2021 (inception) through December 31, 2022.
Note 9—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	For The Year Ended December 31, 2022	For The Period From February 22, 2021 (Inception) Through December 31, 2021

Current
Federal	$524,799	$—
State	—	—
Deferred
Federal	(204,326)	(56,476)
State	—	—
Valuation allowance	363,126	56,476

Income tax provision	$683,599	$—

The Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Start-up/Organization costs	$419,602	$48,701
Net operating loss carryforwards	—	7,775

Total deferred tax assets	419,602	56,476
Valuation allowance	(419,602)	(56,476)

Deferred tax asset, net of allowance	$—	$—

	December 31,
	2022	2021
Deferred tax liabilities:
Unrealized gain on investments	$(158,801)	$—
Total deferred tax liabilities	(158,801)	—
Deferred tax liabilities	$(158,801)	$—
As of December 31, 2022 and 2021, the Company had $0 and $37,022, respectively, of U.S. federal operating loss carryovers that do not expire and are available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $363,126 and $56,476, respectively.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021:

	For The Year Ended December 31, 2022	For The Period From February 22, 2021 (Inception) Through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(18.4)%	4.4%
Offering costs associated with derivative warrant liabilities	0.0%	(15.9	) %
Gain from settlement of deferred underwriting commissions	(0.4)%	0.0%
Change in valuation allowance	2.52%	(9.5	) %

Income Tax Expense	4.8%	0.0%

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, except as noted below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.
Promissory Instrument
On February 3, 2023, the Company issued a promissory instrument (the “Instrument”) in the principal amount of up to $1,350,000 to Mercato Partners Acquisition Group, LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which the Sponsor agreed to loan the Company up to $1,350,000 in connection with the extension of the Company’s time to consummate a business combination from February 8, 2023 to July 8, 2023 (or to December 8, 2023, if the Sponsor deposits the requisite funds into the Trust Account to extend each month for a total of up to five additional months).

Amendment No. 1 to the Investment Management Trust Agreement
On February 3, 2023, the Company and Continental Stock Transfer & Trust Company entered into Amendment No. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement, dated as of November 3, 2021 (the “IMTA”). The IMTA Amendment amends the IMTA (i) to extend the period of time to consummate a Business Combination (as defined in the IMTA) pursuant to the IMTA (the “IMTA Deadline Date”) to July 8, 2023 by depositing into the Trust Account an amount equal to the lesser of (a) $675,000 or (b) $0.225 for each share of the Company’s Class A common stock, par value $0.0001 per share, held by Public Stockholders (as defined in the IMTA) (each, a “public share”) that was not redeemed in connection with the Special Meeting (defined below) and (ii) in the event that the Company has not consummated a Business Combination (as defined therein) by July 8, 2023, to extend, by resolution of the board of directors of the Company (the “Board”) and without the requirement for approval of the Company’s Public Stockholders (as defined in the IMTA), the IMTA Deadline Date up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $135,000 and (y) $0.045 for each public share that was not redeemed in connection with the Special Meeting.
Amendments to Articles of Incorporation or Bylaws
On February 7, 2023, the Company filed an amendment (the “Extension Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its initial business combination from February 8, 2023 to July 8, 2023 and allows the Company, without another stockholder vote, to elect to extend the termination date to consummate a business combination on a monthly basis up to five times by an additional one month each time after July 8, 2023, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable termination date, until December 8, 2023 or a total of up to ten months after the original termination date, unless the closing of a business combination shall have occurred prior thereto.
Pursuant to the Extension Amendment, on February 7, 2023, the Sponsor deposited $675,000 (or approximately $0.16 per share of Class A Common Stock that was not redeemed in connection with the Special Meeting (as defined below)) into the Trust Account on behalf of the Company and thereby extended the period the Company has to complete an initial business combination from February 8, 2023 to July 8, 2023. In order to further extend the period the Company has to complete an initial business combination beyond July 8, 2023, an additional $135,000 (or approximately $0.03 per share of Class A Common Stock that was not redeemed in connection with the Special Meeting) must be deposited into the Trust Account on a monthly basis up to five times by an additional one month each time after July 8, 2023, by resolution of the Board, and upon five days’ advance notice prior to the applicable termination date, until December 8, 2023 or a total of up to ten months after the original termination date, unless the closing of a business combination shall have occurred prior thereto.
Stockholders holding 18,699,637 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $193,164,942 (approximately $10.33 per share) was removed from the Trust Account to pay such redeeming holders.
Proposed Business Combination
On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), pursuant to which, among other things, holders of Nuvini’s ordinary shares, par value $0.00001 per share, of Nuvini ( “Nuvini Ordinary Shares”), prior to the closing will contribute (the “Contribution”) to New PubCo all of the issued and outstanding Nuvini Ordinary Shares in exchange for newly issued ordinary shares, par value $0.00001 per share, of New PubCo (“New Nuvini Ordinary Shares”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned, direct subsidiary of an indirect wholly owned subsidiary of New PubCo (the “Merger” and together with the Exchange and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).