Form 10-K/A
period 2022-12-31
Mercato Partners Acquisition Corp
filed 2023-05-02
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
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
As May 1, 2023, there were 4,300,363 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Annual Report on Form
10-K
of Mercato Partners Acquisition
Corporation
(the “Company”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023 (the “Original Filing”), is being filed solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 (the “Exhibits”) filed with the Original Filing.
The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing. This Amendment consists soley of the preceding cover page, this explanatory note, the signature page and the revised certifications. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.
The Company’s independent
registered public accounting firm is Marcum LLP, West Palm Beach, FL, PCAOB ID 688.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercato Partners Acquisition Corp.

Date: May 2, 2023	By:	/s/ Greg Warnock
	Name:	Greg Warnock
	Title:	Chief Executive Officer and Chair of the Board

Date: May 2, 2023	By:	/s/ Scott Klossner
	Name:	Scott Klossner
	Title:	Chief Financial Officer