Form 10-Q
period 2023-03-31
Mercato Partners Acquisition Corp
filed 2023-05-19
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(801)220-0055
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
of the Exchange Act).    Yes  ☒    No  ☐
As of Ma
y 1
8
, 2
023
, there were 4,300,363 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MERCATO PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MERCATO PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$26,027	$52,955
Prepaid expenses - current	45,687	103,491

Total current assets	71,714	156,446
Investments held in Trust Account	45,576,312	236,940,614

Total Assets	$45,648,026	$237,097,060

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$302,747	$248,571
Accrued expenses	3,273,129	272,711
Due to related party	3,275	3,275
Excise tax payable	1,931,649	—
Income tax payable	871,482	524,799
Franchise tax payable	50,000	167,523
Deferred tax liabilities	36,300	158,801
Convertible working capital loan - related party	1,600,000	740,000

Total current liabilities	8,068,582	2,115,680
Derivative liabilities	2,155,000	323,250

Total Liabilities	10,223,582	2,438,930

Commitments and Contingencies
Class A common stock subject to possible redemption; 4,300,363 and 23,000,000 shares at redemption value of approximately $10.35 and $10.26 per share as of March 31, 2023 and December 31, 2022, respectively	44,554,830	235,921,638
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,130,962)	(1,264,083)

Total Stockholders’ deficit	(9,130,387)	(1,263,508)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$45,648,026	$237,097,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$3,276,559	$260,936
General and administrative expenses - related party	45,000	—
Franchise tax expenses	56,314	48,767

Loss from operations	(3,377,874)	(309,703)
Other (expense) income:
Change in fair value of derivative liabilities	(1,831,750)	6,034,000
Income from investments held in Trust Account	1,296,709	21,280
Total o ther (expense) income, net	(535,041)	6,055,280

(Loss) Income before provision for income taxes	(3,912,914)	5,745,577
Provision for income taxes	(224,182)	—

Net (loss) income	$(4,137,096)	$5,745,577

Weighted average shares outstanding of Class A common stock, basic and diluted	11,156,897	23,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.24)	$0.20

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.24)	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(1,264,083)	$(1,263,508)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(1,798,134)	(1,798,134)
Excise tax payable	—	—	—	—	—	(1,931,649)	(1,931,649)
Net loss	—	—	—	—	—	(4,137,096)	(4,137,096)

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(9,130,962)	$(9,130,387)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)
Net income	—	—	—	—	—	5,745,577	5,745,577

Balance - March 31, 2022 (Unaudited)	—	$—	5,750,000	$575	$—	$(14,583,106)	$(14,582,531)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,137,096)	$5,745,577
Adjustments to reconcile net (loss) income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	—
Change in fair value of derivative liabilities	1,831,750	(6,034,000)
Income from investments held in Trust Account	(1,296,709)	(21,280)
Changes in operating assets and liabilities:
Prepaid expenses	57,804	66,191
Accounts payable	54,176	63,752
Accrued expenses	3,000,419	(6,359)
Income tax payable	346,683	—
Franchise tax payable	(117,523)	48,767
Deferred tax payabl e	(122,501)	—

Net cash used in operating activities	(382,998)	(137,352)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(675,000)	—
Cash withdrawn from Trust Account for tax purposes	171,069	—
Cash withdrawn from Trust Account in connection with redemption	193,164,942	—

Net cash provided by investing activities	192,661,011	—

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	185,000	—
Proceeds from extension loan	675,000	—
Redemption of common stock	(193,164,942)	—

Net cash used in financing activities	(192,304,942)	—

Net change in cash	(26,929)	(137,352)
Cash - beginning of the period	52,955	387,206

Cash - end of the period	$26,027	$249,854

Supplemental disclosure of noncash financing activities:
Excise tax payable	$1,931,649	—
Remeasurement on Class A common stock subject to possible redemption	$1,798,134	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash
fluctuations in its statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
On February 3, 2023, in connection with the extension of the Company’s time to consummate a business combination from February 8, 2023 to July 8, 2023 (or to December 8, 2023, if the Sponsor deposits the requisite funds into the Trust Account to extend each month for a total of up to five additional months), (i) stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account and (ii) the Company issued a promissory instrument (the “Instrument”) in the principal amount of up to $1,350,000 to Mercato Partners Acquisition Group, LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which the Sponsor agreed to loan the Company up to $1,350,000.
On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), pursuant to which, among other things, holders of Nuvini’s ordinary shares, par value $0.00001 per share, of Nuvini ( “Nuvini Ordinary Shares”), prior to the closing will contribute (the “Contribution”) to New PubCo all of the issued and outstanding Nuvini Ordinary Shares in exchange for newly issued ordinary shares, par value $0.00001 per share, of New PubCo (“New Nuvini Ordinary Shares”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned, direct subsidiary of an indirect wholly owned subsidiary of New PubCo (the “Merger” and together with the Exchange and the other transactions contemplated by the Business Combination Agreement, the “Nuvini Business Combination”).
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
MARCH 31, 2023

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
redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with
ASC470-20.
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
The Company will have 20 months (including five months extension) from the closing of the Initial Public Offering, or July 8, 2023, to consummate an initial Business Combination. In connection with the extension, Public Stockholders were provided the opportunity to vote on and redeem their shares. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months, the Sponsor or its affiliates or designees deposited into the Trust Account $0.157 per Public Share, or $675,000 in the aggregate
, which was drawn under the Extension Loan.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Going Concern Consideration
As of March 31, 2023, the Company had approximately $26,000 in cash and working capital deficit of approximately $5.1 million.
On July 26, 2022, the Company entered into a convertible promissory instrument with the Sponsor (the “Instrument”). Pursuant to the Instrument, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. As of March 31, 2023 and December 31, 2022, there were $925,000 and $740,000, respectively outstanding under the Instrument (see Note 4).

In order to further extend the period the Company has to complete the initial Business Combination beyond the 8 th
of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert up to $
760,000 of loans under the Extension Note in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2023 and December 31, 2022, the Company had $675,000 and $0 borrowings under the Extension Note.
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
On February 3, 2023, the Company’s stockholders redeemed Class A common stock for a total of $193,164,942. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2023, the Company recorded $1,931,649 of excise tax liability calculated as 1% of shares redeemed.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 4, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 4, 2023.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash Held in Trust Account
As of March 31, 2023 and December 31, 2022, the Company had approximately $45.4 million and $236.9 million, respectively in cash held in the Trust Account.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
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
Working Capital Loan Option
On July 26, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company pursuant to a convertible promissory instrument (the “Instrument”). At the option of the Sponsor, the outstanding principal of $1,500,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principal of the Instrument divided by $1.00. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants is as an embedded derivative under ASC 815 and is required to be separately measured at fair value with subsequent changes in fair value recognized in the Company’s statements of operations for each reporting period until the loan is repaid or converted.
On February 7, 2023, in connection with the extension, the Sponsor loaned the Company the required funds to deposit into the Trust Account of $0.157 per share of Class A common stock, for an aggregate of $675,000. In order to further extend the period the Company has to complete the initial Business Combination beyond the 8th of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert up to $760,000 of loans under the Extension Note in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. The option to convert the outstanding balance to warrants is an embedded derivative under ASC 815 and is required to be separately measured at fair value with subsequent changes in fair value recognized in the Company’s statement of operations for each reporting period until the loan is repaid or converted.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Class A common subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,294)
Plus:
Remeasurement on Class A common stock subject to possible redemption	23,722,994

Class A common stock subject to possible redemption, December 31, 2021	233,450,000
Remeasurement on Class A common stock subject to possible redemption	2,471,638

Class A common stock subject to possible redemption, December 31, 2022	$235,921,638
Redemption of Class A common stock	(193,164,941)
Remeasurement on Class A common stock subject to possible redemption	1,798,134

Class A common stock subject to possible redemption, March 31, 2023	$44,554,830
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(2,730,079)	$(1,407,018)	$4,596,462	$1,149,115
Denominator:
Basic and diluted weighted average common stock outstanding	11,156,897	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common stock	$(0.24)	$(0.24)	$0.20	$0.20
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
Our effective tax rate was (5.73%
)
and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets. As of March 31, 2023, there was approximately $871,000 outstanding in income tax payable.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 or 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
MARCH 31, 2023

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
Related Party Loans
Promissory Note
On March 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable upon the completion of the Initial Public Offering. As of November 8, 2021 (date of Initial Public Offering), the Company borrowed approximately $162,000 under the Note. The Company fully repaid the Note as of November 12, 2021. As of March 31, 2023 and December 31, 2022 there was no outstanding balance on the Note.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 26, 2022, we issued a convertible promissory instrument in the principal amount of up to $1.5 million to our Sponsor to fund our ongoing expense (the Working Capital Note”). Under the Working Capital Note the Working Capital Loans will either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor, as we do not believe third parties will be willing to loan such funds, and provide a waiver against any and all rights to seek access to funds in our trust account. The outstanding balance under the Working Capital Loans is reported at cost in the financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of March 31, 2023 and December 31, 2022, the Company had $925,000 and $740,000, respectively, drawn under the Working Capital Loans.
Extension Loans
If the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional five months (for a total of 25 months to complete an initial Business Combination), as described in Note 1. In connection with the approval of the extension, the Company issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of our liquidation. On February 7, 2023, in connection with such extension, the Sponsor loaned the Company the required funds to deposit into the Trust Account of $0.157 per share of Class A common stock, for an aggregate of $675,000. In order to further extend the period the Company has to complete the initial Business Combination beyond the 8th of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert up to $760,000 of loans under the Extension Note in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans. As of March 31, 2023 and December 31, 2022, the Company had $675,000 and $0 borrowings under the Extension Note.
Advances from Related Parties
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended March 31, 2023, the Company incurred $45,000 of expenses under this agreement. For the three months ended March 31, 2022, the Company did not incur any fees for these services. As of March 31, 2023 and December 31, 2022, there was $45,000 and $0 outstanding under this agreement, respectively.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. For the three months ended March 31, 2023, the Company recorded reimbursable expenses of approximately $51,000. There were no such expenses incurred for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, there was approximately $26,000 and $26,000 balance outstanding, respectively, which have been included in accrued expenses
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
MARCH 31, 2023

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
Note 6 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,300,363 and 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
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
Note 7 — Derivative Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
MARCH 31, 2023

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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, March 31, 2023 and December 31, 2022, by level within the fair value hierarchy:
March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$45,576,312	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$1,150,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$1,005,000	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$236,940,614	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$172,500	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$150,750	$—
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
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, except as noted below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.
On April 5, 2023, Mercato Partners Acquisition Corporation, a Delaware company (the “Company”) received a letter (the “Letter”) from the staff at The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.
In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until October 2, 2023, to regain compliance. The Letter notes that to regain compliance, the Company’s common stock must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the compliance period, which ends October 2, 2023. The Letter further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market).
If the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.
The Company intends to actively monitor the Company’s MVLS between now and October 2, 2023, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the MVLS requirement. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

As of March 31, 2023, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2023 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.

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

We will have 20 months from the closing of the Initial Public Offering, or July 8, 2023, to consummate an initial business combination. In connection with the special meeting approving the extension, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $193,164,942 (approximately $10.33 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the extension, we issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination or (b) the date of our liquidation. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months, the Sponsor or its affiliates or designees deposited into the Trust Account $0.157 per Public Share, or $675,000 in the aggregate. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $135,000 and (y) $0.045 for each public share that is not redeemed in connection with the special meeting.

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

Going Concern Consideration

As of March 31, 2023, we have had approximately $26,000 in cash and working capital deficit of approximately $5.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and proceeds from a convertible promissory instrument (the “Instrument”) issued to the Company by the Sponsor on July 26, 2022. Pursuant to the Instrument, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. As of March 31, 2023 and December 31, 2022, there were $925,000 and $740,000, respectively outstanding under the Instrument.

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

Results of Operations

Our entire activity from February 22, 2021 (inception) through March 31, 2023 was in preparation for our formation and the Initial Public Offering, and subsequent to the IPO, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended March 31, 2023, we had a net loss of approximately $4,137,096 which consisted of approximately $1,832,000 of non-operating gain from the change in the fair value of derivative liabilities, approximately $3,322,000 of general and administrative expenses, approximately $224,000 of income tax expense, and approximately $56,000 in franchise tax expense, partially offset by approximately $1,297,000 in income from investments held in trust account.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering, as filed with the SEC on November 5, 2021, our quarterly report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 15, 2022, and our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 4, 2023. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC or the annual report on Form 10-K for the year ended December 31, 2022.

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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit	Description

2.1	Business Combination Agreement, dated February 26, 2023, by and among Mercato Partners Acquisition Corporation, Nuvini Holdings Limited, Nvni Group Limited and Nuvini Merger Sub, Inc. (1)

3.1	Second Amended and Restated Certificate of Incorporation (3)

3.2	Bylaws (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (3)

10.1	Amendment No. 1 to the Investment Management Trust Agreement, dated February 3, 2023, entered into between the Company and Continental Stock Transfer & Trust Company. (4)

10.2	Form of Contribution and Exchange Agreement to be entered by and among Nvni Group Limited and all of the shareholders of Nuvini Holdings Limited (1)

10.3	Promissory Instrument, dated February 3, 2023, between the Registrant and Mercato Partners Acquisition Group, LLC (4)

10.4	Sponsor Support Agreement, dated as of February 26, 2023, by and among Mercato Partners Acquisition Group, LLC, the persons listed on Schedule I thereto, Mercato Partners Acquisition Corporation, Nuvini Holdings Limited and Nvni Group Limited (1)

10.5	Shareholder Voting and Support Agreement, dated as of February 26, 2023, by and among Mercato Partners Acquisition Corporation, Nuvini Holdings Limited and the other parties signatory thereto (1)

10.6	Form of Lock-up Agreement to be entered by and between Nvni Group Limited and each of the stockholders of the Company to be listed on Exhibit A thereto (1)

10.7	Form of Registration Rights Agreement to be entered by and among Nvni Group Limited, Mercato Partners Acquisition Group, LLC, certain parties set forth on Exhibit A thereto and certain former shareholders of Nuvini Holdings Limited set forth on Exhibit B thereto (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 27, 2023.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 13, 2021 (File No. 333-260219).
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 8, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2023

Mercato Partners Acquisition Corp.

By:	/s/ Greg Warnock
Name:	Greg Warnock
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Scott Klossner
Name:	Scott Klossner
Title:	Chief Financial Officer