Form 10-Q
period 2023-06-30
Mercato Partners Acquisition Corp
filed 2023-08-28
CIK 1853436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of Augus
t
2
8
, 2
023, there were 4,300,363 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,750,000 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MERCATO PARTNERS ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MERCATO PARTNERS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$13,230	$52,955
Prepaid expenses—current	132,576	103,491

Total current assets	145,806	156,446
Investments held in Trust Account	45,408,122	236,940,614

Total Assets	$45,553,928	$237,097,060

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$452,233	$248,571
Accrued expenses	3,469,321	272,711
Due to related party	—	3,275
Excise tax payable	1,931,649	—
Income tax payable	309,155	524,799
Franchise tax payable	20,000	167,523
Deferred tax liabilities	36,300	158,801
Convertible working capital loan—related party	2,013,677	740,000

Total current liabilities	8,232,335	2,115,680
Derivative liabilities	1,293,000	323,250

Total Liabilities	9,525,335	2,438,930

Commitments and Contingencies
Class A common stock subject to possible redemption; 4,300,363 and 23,000,000 shares at redemption value of approximately $10.46 and $10.26 per share as of June 30, 2023 and December 31, 2022, respectively	44,999,286	235,921,638
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,971,268)	(1,264,083)

Total Stockholders’ deficit	(8,970,693)	(1,263,508)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$45,553,928	$237,097,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$596,227	$249,552	$3,872,785	$510,488
General and administrative expenses—related party	45,000	119,000	90,000	119,000
Franchise tax expenses	50,000	49,861	106,314	98,628

Loss from operations	(691,227)	(418,413)	(4,069,099)	(728,116)
Other income (expense):
Change in fair value of derivative liabilities	862,000	3,663,500	(969,750)	9,697,500
Income from investments held in Trust Account	535,288	283,982	1,831,997	305,262

Total other income (expense)	1,397,288	3,947,482	862,247	10,002,762
Income (loss) before provision for income taxes	706,061	3,529,069	(3,206,852)	9,274,646
Provision for income taxes	(101,911)	(35,618)	(326,093)	(35,618)

Net income (loss)	$604,150	$3,493,451	$(3,532,945)	$9,239,028

Weighted average shares outstanding of Class A common stock, basic and diluted	7,709,689	23,000,000	7,709,689	23,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.12	$(0.26)	$0.32

Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.12	$(0.26)	$0.32

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	5,750,000	$575	$—	$(1,264,083)	$(1,263,508)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(1,798,134)	(1,798,134)
Excise tax payable	—	—	—	—	—	(1,931,649)	(1,931,649)
Net loss	—	—	—	—	—	(4,137,096)	(4,137,096)

Balance – March 31, 2023	—	$—	5,750,000	$575	$—	$(9,130,962)	$(9,130,387)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(444,456)	(444,456)
Net income	—	—	—	—	—	604,150	604,150

Balance – June 30, 2023	—	$—	5,750,000	$575	$—	$(8,971,268)	$(8,970,693)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	5,750,000	$575	$—	$(20,328,683)	$(20,328,108)
Net income	—	—	—	—	—	5,745,577	5,745,577

Balance—March 31, 2022	—	—	5,750,000	575	—	(14,583,106)	(14,582,531)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(71,562)	(71,562)
Net income	—	—	—	—	—	3,493,451	3,493,451

Balance—June 30, 2022	—	$—	5,750,000	$575	$—	$(11,161,217)	$(11,160,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,532,945)	$9,239,028
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	969,750	(9,697,500)
Income from investments held in Trust Account	(1,831,997)	(305,262)
Changes in operating assets and liabilities:
Prepaid expenses	(29,085)	191,332
Accounts payable	203,662	146,272
Accrued expenses	3,196,610	12,824
Due to related party	(3,275)	—
Income tax payable	(215,644)	35,618
Franchise tax payable	(147,523)	61,060
Deferred tax payable	(122,501)	—

Net cash used in operating activities	(1,512,948)	(316,628)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(845,000)	—
Cash withdrawn from Trust Account for tax purposes	1,044,546	—
Cash withdrawn from Trust Account in connection with redemption	193,164,942	—

Net cash provided by investing activities	193,364,488	—

Cash Flows from Financing Activities:
Proceeds from working capital loan	428,677	—
Proceeds from extension note	845,000	—
Redemption of Class A common stock	(193,164,942)	—

Net cash used in financing activities	(191,891,265)	—

Net change in cash	(39,725)	(316,628)
Cash—beginning of the period	52,955	387,206

Cash—end of the period	$13,230	$70,578

Supplemental disclosure of noncash financing activities:
Excise tax payable	$1,931,649	$—
Remeasurement on Class A common stock subject to possible redemption	$2,242,590	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below) and is subject to non-cash
fluctuations in its statements of operations due to changes in the fair value of its derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
JUNE 30, 2023
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
On February 3, 2023, in connection with the extension of the Company’s time to consummate a business combination from February 8, 2023 to July 8, 2023 (or to December 8, 2023, if the Sponsor deposits the requisite funds into the Trust Account to extend each month for a total of up to five additional months), (i) stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account and (ii) the Company issued a promissory instrument (“Extension Note”) in the principal amount of up to $1,350,000 to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000.
On February 26, 2023, the Company, Nuvini Holdings Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Nuvini,” and together with its subsidiaries, the “Nuvini Group”), Nvni Group Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”) and Nuvini Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of New PubCo (“Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms), pursuant to which, among other things, holders of Nuvini’s ordinary shares, par value $0.00001 per share, of Nuvini ( “Nuvini Ordinary Shares”), prior to the closing will contribute to New PubCo all of the issued and outstanding Nuvini Ordinary Shares in exchange for newly issued ordinary shares, par value $0.00001 per share, of New PubCo and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned, direct subsidiary of an indirect wholly owned subsidiary of New PubCo.
The Company had
20
months (including five months extension) from the closing of the Initial Public Offering to consummate an initial Business Combination. In connection with the extension, Public Stockholders were provided the opportunity to vote on and redeem their shares. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months
 to December 8, 2023
, the Sponsor or its affiliates or designees deposited into the Trust Account $
0.157
per Public Share, or $
675,000
in the aggregate, which was drawn under the Extension
Note
. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within
20
months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $
135,000
and (y) $
0.045
for each public share that is not redeemed in connection with the special meeting.
If the Company is unable to complete a Business Combination within 20 months from the closing of the Initial Public Offering or a potential five-month extension period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as Stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining Stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
On April 5, 2023, the Company received a letter (the “Letter”) from the staff at The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive trading days prior to the date of the Letter, the Company’s common stock had traded at a value below the minimum $50,000,000 “Market Value of Listed Securities” (“MVLS”) requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A), which is required for continued listing of the Company’s common stock on The Nasdaq Global Market. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.
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
On June 30, 2023, the Company received notice from the Sponsor that it was extending the period available to consummate an initial business combination from July 8, 2023 to August 8, 2023 (the “July 2023 Extension”). In connection with the July 2023 Extension, on June 30, 2023 the Sponsor deposited
$170,000 into the Trust Account, on behalf of the Company, thereby effectively further extending the period for the Company to consummate an initial business combination up to August 8, 2023.

The deposit was reflected in the Trust Account on July 3, 2023 due to cut-off timing at month end. Subsequently, the erroneous excess funding of $35,000 into the Trust Account was identified and returned to the Sponsor.
On August 4, 2023, the Company received notice from the Sponsor that it was again extending the period available to consummate an initial business combination from August 8, 2023 to September 8, 2023 (the “August 2023 Extension”). In connection with the August 2023 Extension, on August 4, 2023, the Sponsor deposited $135,000 into the Trust Account, on behalf of the Company, thereby effectively further extending the period to consummate an initial business combination up to September 8, 2023.
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

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
Going Concern Consideration
As of June 30, 2023, the Company had $13,230

in cash and working capital deficit of approximately $5.8 million.
On July 26, 2022, the Company entered into a convertible promissory instrument with the Sponsor (the “
Working Capital Note
”). Pursuant to the
Working Capital Note
, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. As of June 30, 2023 and December 31, 2022, there were $1,168,677 and $740,000, respectively, outstanding under the
Working Capital Note
(see Note 4). In order to further extend the period the Company has to complete the initial Business Combination beyond the 8 th

of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the
T
rust
A
ccount commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023.
In connection with the approval of the extension, the Company issued an Extension Note in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000.
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
“Presentation of Financial Statements—Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.
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
On February 3, 2023, the Company’s stockholders redeemed Class A common stock for a total of $193,164,942. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that a contingent liability should be calculated and recorded. As of June 30, 2023, the Company recorded $1,931,649 of excise tax liability calculated as 1% of shares redeemed.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Cash Held in Trust Account
As of June 30, 2023 and December 31, 2022, the Company had approximately $45.4 million and $236.9 million, respectively in cash held in the Trust Account.
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
JUNE 30, 2023
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Working Capital Note and
Extension
Note
The Company accounted for the Working Capital Note and Extension Note, as described in Note 5, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as freestanding derivative financial instruments. The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.
Bifurcated embedded derivatives are initially recorded at fair value
and
are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense. It was determined that the conversion option was de minimis due to the low probability of the Loans being converted to warrants as a result of the decreased warrant price and as such the Company has recorded the Working Capital Note and Extension Note at par value.

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
charge against additional
paid-in
capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A common stock and the redemption value. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Class A common subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(6,966,700)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,294)
Plus:
Remeasurement on Class A common stock subject to possible redemption	23,722,994

Class A common stock subject to possible redemption, December 31, 2021	233,450,000
Remeasurement on Class A common stock subject to possible redemption	2,471,638

Class A common stock subject to possible redemption, December 31, 2022	$235,921,638
Redemption of Class A common stock	(193,164,942)
Remeasurement on Class A common stock subject to possible redemption	1,798,134

Class A common stock subject to possible redemption, March 31, 2023	$44,554,830
Remeasurement on Class A common stock subject to possible redemption	444,456

Class A common stock subject to possible redemption, June 30, 2023	$44,999,286

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$346,056	$258,094	$2,794,761	$698,690
Denominator:
Basic and diluted weighted average common stock outstanding	7,709,689	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common stock	$0.04	$0.04	$0.12	$0.12

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(2,023,665)	$(1,509,280)	$7,391,222	$1,847,806
Denominator:
Basic and diluted weighted average common stock outstanding	7,709,689	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common stock	$(0.26)	$(0.26)	$0.32	$0.32

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Our effective tax rate was 14.43
% a
nd 1.01% for the three months ended June 30, 2023 and 2022, respectively, an
d (10.17%) a
nd 0.38% for the
six
months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in Fair Value of Warrant Liabilities and the valuation allowance on the deferred tax assets. As of June 30, 2023, there was approximately $309,000 outstanding in income tax payable and $129,000 of prepaid income tax, recorded within prepaid expenses
.
FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 or 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
JUNE 30, 2023
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
In March 2021, each of the independent director nominees were transferred 40,000 Founder Shares (including the deemed beneficial ownership of 40,000 Founder Shares held by Context Partners Master Fund, L.P., an affiliated entity of one of the Company’s independent directors, Michael Rosen) and the Company’s Chief Financial Officer was transferred 35,000 Founder Shares by the Sponsor. On July 19, 2022, one of the independent director resigned as a member of the board of directors of the Company (the “Board”) and as a result 40,000 Founder Shares were transferred back to the Sponsor. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
Related Party Loans

MERCATO PARTNERS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30,
2023
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 26, 2022, the Company issued a convertible promissory note, Working Capital Note, in the principal amount of up to $
1.5
million to the Sponsor to fund the Company’s ongoing expense
s
(the “Working Capital Note”). Under the Working Capital Note the Working Capital Loans will either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $
1.5
million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor, as the Company does not believe third parties will be willing to loan such funds, and provide a waiver against any and all rights to seek access to funds in the
T
rust
A
ccount. The outstanding balance under the Working Capital Loans is reported at cost in the financial statements as the fair value adjustment associated with the conversion is deemed to be immaterial. As of June 30, 2023 and December 31, 2022, the Company had $
1,168,677 and $740,000, respectively, drawn under the Working Capital Loans.
Extension Note
If the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional five months (for a total of 25 months to complete an initial Business Combination), as described in Note 1. In connection with the approval of the extension, the Company issued an
Extension
Note
in the principal amount of up to $1,350,000 to
the
Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the our initial business combination or (b) the date of the
liquidation. On February 7, 2023, in connection with such extension, the Sponsor loaned the Company the required funds to deposit into the Trust Account of $0.157 per share of Class A common stock, for an aggregate of $675,000. In order to further extend the period the Company has to complete the initial Business Combination beyond the 8th of a given month until December 8, 2023, the Sponsor may deposit an additional $135,000 into the trust account commencing on July 8, 2023 and on the 8th of each subsequent month until November 8, 2023. If the Company completes its initial Business Combination, the Company would be obligated to repay such loaned amounts. Following the consummation of the initial Business Combination, the lender will have the right to require the Company to convert up to $760,000 of loans under the Extension Note in whole or in part into private placement warrants of the post business combination entity at a price of $1.00 per warrant. If the Company does not complete a Business Combination, it will not repay such loans.
On June 30, 2023, the Sponsor deposited $135,000 into the Trust Account to extend the period available for the Company to consummate the Business Combination from July 8, 2023 to August 8, 2023. Further, on August 4, 2023, the Sponsor deposited an additional $135,000 into the Trust Account to extend the period for the Company to consummate the Business Combination from August 8, 2023 to September 8, 2023 (see Note 9).
As of June 30, 2023 and December 31, 2022, the Company had $845,000 and $0 borrowings under the Extension Note.
Advances from Related Parties
On April 11, 2022, the Company entered into an agreement that provided that, commencing on the date of the agreement through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $15,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three and six months ended June 30, 2023, the Company incurred $45,000 and $90,000 of expenses under this agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred $119,000 of expenses under this agreement. As of June 30, 2023 and December 31, 2022, there was $45,000 and $0 outstanding under this agreement, respectively, recorded in accounts payable
.
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
JUNE 30, 2023
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
Note 6 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,300,363 and 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity, respectively.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding (see Note 4).
The shares of Class B common stock will automatically convert into shares of Class A common stock at any time and from time to time at the option of the holder thereof and automatically at the time of the initial Business Combination on a
one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of (1) the total number of all shares of common stock issued and outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any warrants issued upon the conversion of Working Capital Loans made to the Company, minus (2) the number of shares of Class A common stock redeemed by Public Stockholders in connection with the initial Business Combination. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.
Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. Each share of common stock will have one vote, subject to adjustment in the event the size of the Initial Public Offering increases or decreases on all such matters. However, only the holders of the Founder Shares will have the right to elect all of the Company’s directors prior to an initial Business Combination. In addition, prior to the completion of an initial Business Combination, holders of a majority of Founder Shares may remove a member of the board of directors for any reason
. These provisions of the Company’s amended and restated certificate of incorporation may only be amended by a resolution passed by the holders of a majority of the Class B common stockholders.
Note 7 — Derivative Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.
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
JUNE 30, 2023
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
JUNE 30, 2023
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of the initial issuance date, June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:
June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$45,408,122	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$690,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$603,000	$—
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$236,940,614	$—	$—
Liabilities:
Derivative liabilities-Public Warrants	$172,500	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$150,750	$—
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

On July 3, 2023, $170,000
extension payment was received in connection to the June 30th Sponsor notice, to extend the period available to consummate an initial business combination from July 8, 2023 to August 8, 2023. Subsequently, the erroneous excess funding of $35,000 into the Trust Account was identified and returned to the Sponsor.
On July 18
,
2023, the holders of 5,575,000 shares of the Company’s Class B common stock (the “Class B Stockholders”), representing 96.9% of the outstanding shares of Class B common stock, appointed Mr. Henriksen to serve on the Board as a director. Mr. Henriksen has been determined by the Board to be an independent director under the listing rules of Nasdaq and has been appointed to the Audit Committee of the Board. In connection with his appointment, the Sponsor transferred to Mr. Henriksen 2,000 shares of the Company’s Class B common stock for his service on the Board.
On August 4, 2023, the Company received notice from the Sponsor that it was again extending the period available to consummate an initial business combination from August 8, 2023 to September 8, 2023 (the “August 2023 Extension”). In connection with the August 2023 Extension, on August 4, 2023, the Sponsor deposited $135,000 into the Trust Account, on behalf of the Company, thereby effectively further extending the period to consummate an initial business combination up to September 8, 2023. The deposit increased the amount outstanding under the Extension Note to $945,000.

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

As of June 30, 2023, we have not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2023 relates to our formation and the IPO, described below, and, since the offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of its initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense due to changes in the fair value of derivative warrant liabilities. We have selected December 31 as its fiscal year end.

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

We will have 20 months (including five months extension) from the closing of the Initial Public Offering to consummate an initial business combination. In connection with the special meeting approving the extension, our stockholders were provided an opportunity to redeem all or a portion of their Class A common stock, and stockholders holding 18,699,637 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. Consequently, approximately $193,164,942 (approximately $10.33 per share) was removed from the trust account to pay such redeeming holders. Additionally, in connection with the approval of the extension, we issued a promissory instrument (the “Extension Instrument”) in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which our Sponsor agreed to loan us up to $1,350,000. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination or (b) the date of our liquidation. In order to extend the time available for the Company to consummate the initial Business Combination for an additional five months, the Sponsor or its affiliates or designees deposited into the Trust Account $0.157 per Public Share, or $675,000 in the aggregate. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 20 months, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time to consummate a Business Combination up to five times, each by one additional month (for a total of up to five additional months), by depositing into the Trust Account, for each such monthly extension, an amount equal to the lesser of (x) $135,000 and (y) $0.045 for each public share that is not redeemed in connection with the special meeting.

On June 30, 2023, the Company received notice from the Sponsor that it was extending the period available to consummate an initial business combination from July 8, 2023 to August 8, 2023 (the “July 2023 Extension”). In connection with the July 2023 Extension, on June 30, 2023, the Sponsor deposited $170,000 into the Trust Account, on behalf of the Company, thereby effectively further extending the period for the Company to consummate an initial business combination up to August 8, 2023. Subsequently, the erroneous excess funding of $35,000 into the Trust Account was identified and returned to the Sponsor.

On August 4, 2023, the Company received notice from the Sponsor that it was again extending the period available to consummate an initial business combination from August 8, 2023 to September 8, 2023 (the “August 2023 Extension”). In connection with the August 2023 Extension, on August 4, 2023, the Sponsor deposited $135,000 into the Trust Account, on behalf of the Company, thereby effectively further extending the period to consummate an initial business combination up to September 8, 2023.

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

Going Concern Consideration

As of June 30, 2023, we have had approximately $13,000 in cash and working capital deficit of approximately $5.8 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to purchase founder shares and a loan under the Note from the sponsor of approximately $162,000. The Company fully repaid the Note on November 12, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and proceeds from a convertible promissory note (the “Working Capital Note”) issued to the Company by the Sponsor on July 26, 2022. Pursuant to the Working Capital Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. In connection with the approval of the extension, the Company issued an Extension Note in the principal amount of up to $1,350,000 to our Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $1,350,000.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 8, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Results of Operations

Our entire activity from February 22, 2021 (inception) through June 30, 2023 was in preparation for our formation and the Initial Public Offering, and subsequent to the IPO, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2023, we had a net income of approximately $604,000 which consisted of approximately $535,000 in income from investments held in trust account, and $862,000 of non-operating gain from the change in the fair value of derivative liabilities, offset by approximately $641,000 of general and administrative expenses, approximately $102,000 of income tax expense, and approximately $50,000 in franchise tax expense.

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

For the six months ended June 30, 2023, we had a net loss of approximately $3,533,000, which consisted of approximately $3,963,000 of general and administrative expenses, $326,000 in income tax expense, and approximately $106,000 in franchise tax expense, offset by approximately $970,000 of non-operating loss from the change in the fair value of derivative liabilities, and approximately $1,832,000 in income from investments held in trust account.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods, excluding common stock subject to forfeiture. We considered the effect of Class B common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the Over-allotment Option by the underwriter. As of June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of ours. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023, because of material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the accounting for certain complex equity instruments issued by the Company, accounting for income taxes, and review of the financial reporting package, was not effectively designed or maintained. Additionally, these material weaknesses could result in a misstatement of the carrying value of complex financial instruments, income tax provision, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 28, 2023

Mercato Partners Acquisition Corp.

By:	/s/ Greg Warnock
Name:	Greg Warnock
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Scott Klossner
Name:	Scott Klossner
Title:	Chief Financial Officer